Form 10-Q
period 2020-03-28
AVNET INC
filed 2020-05-01
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of April 23, 2020, the total number of shares outstanding of the registrant’s Common Stock was 98,746,669 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28,	June 29,
	2020	2019
	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$402,655	$546,105
Receivables, less allowances of $50,874 and $53,499, respectively	2,987,791	3,168,369
Inventories	2,745,219	3,008,424
Prepaid and other current assets	180,956	153,438
Total current assets	6,316,621	6,876,336
Property, plant and equipment, net	413,371	452,171
Goodwill	760,939	876,728
Intangible assets, net	77,306	143,520
Operating lease assets (Note 5)	271,243	—
Other assets	250,248	215,801
Total assets	$8,089,728	$8,564,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$399,965	$300,538
Accounts payable	1,733,673	1,864,342
Accrued expenses and other	418,654	413,696
Short-term operating lease liabilities (Note 5)	55,496	—
Total current liabilities	2,607,788	2,578,576
Long-term debt	1,194,240	1,419,922
Long-term operating lease liabilities (Note 5)	247,539	—
Other liabilities	362,883	425,585
Total liabilities	4,412,450	4,424,083
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 98,760,983 shares and 104,037,769 shares, respectively	98,761	104,038
Additional paid-in capital	1,587,294	1,573,005
Retained earnings	2,390,425	2,767,469
Accumulated other comprehensive loss	(399,202)	(304,039)
Total shareholders’ equity	3,677,278	4,140,473
Total liabilities and shareholders’ equity	$8,089,728	$8,564,556

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands, except per share amounts)
Sales	$4,309,818	$4,698,824	$13,474,632	$14,837,683
Cost of sales	3,790,885	4,074,629	11,886,247	12,946,706
Gross profit	518,933	624,195	1,588,385	1,890,977
Selling, general and administrative expenses	469,646	468,171	1,391,024	1,415,040
Goodwill and intangible asset impairment expense	145,836	—	145,836	—
Restructuring, integration and other expenses	19,211	2,939	58,073	79,986
Operating (loss) income	(115,760)	153,085	(6,548)	395,951
Other (expense) income, net	(12,608)	8,731	(8,162)	9,424
Interest and other financing expenses, net	(29,718)	(36,253)	(97,254)	(100,064)
Income (loss) from continuing operations before taxes	(158,086)	125,563	(111,964)	305,311
Income tax (benefit) expense	(29,425)	30,628	(30,270)	90,072
Income (loss) from continuing operations, net of tax	(128,661)	94,935	(81,694)	215,239
Loss from discontinued operations, net of tax	—	(6,887)	(1,548)	(7,066)
Net (loss) income	(128,661)	88,048	(83,242)	208,173

Earnings (loss) per share - basic:
Continuing operations	$(1.29)	$0.87	$(0.81)	$1.93
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Net (loss) income per share basic	(1.29)	0.81	(0.82)	1.87

Earnings (loss) per share - diluted:
Continuing operations	$(1.29)	$0.87	$(0.81)	$1.91
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Net (loss) income per share diluted	(1.29)	0.81	(0.82)	1.85

Shares used to compute earnings per share:
Basic	99,479	108,074	101,013	111,222
Diluted	99,479	108,822	101,013	112,252
Cash dividends paid per common share	$0.21	$0.20	$0.63	$0.60

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands)
Net (loss) income	$(128,661)	$88,048	$(83,242)	$208,173
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(96,351)	1,193	(105,311)	(55,203)
Pension adjustments, net	3,167	1,249	10,148	6,212
Total comprehensive (loss) income	$(221,845)	$90,490	$(178,405)	$159,182

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Translation adjustments and other	—	—	—	—	(102,146)	(102,146)
Pension liability adjustments, net	—	—	—	—	3,813	3,813
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071
Net income	—	—	—	3,668	—	3,668
Translation adjustments and other	—	—	—	—	93,186	93,186
Pension liability adjustments, net	—	—	—	—	3,168	3,168
Cash dividends	—	—	—	(20,975)	—	(20,975)
Repurchases of common stock	(2,135)	(2,135)	—	(85,423)	—	(87,558)
Stock-based compensation	13	13	7,760	—	—	7,773
Balance, December 28, 2019	99,349	$99,349	$1,588,466	$2,575,536	$(306,018)	$3,957,333
Net loss	—	—	—	(128,661)	—	(128,661)
Translation adjustments and other	—	—	—	—	(96,351)	(96,351)
Pension liability adjustments, net	—	—	—	—	3,167	3,167
Cash dividends	—	—	—	(20,810)	—	(20,810)
Repurchases of common stock	(1,104)	(1,104)	—	(35,640)	—	(36,744)
Stock-based compensation	516	516	(1,172)	—	—	(656)
Balance, March 28, 2020	98,761	$98,761	$1,587,294	$2,390,425	$(399,202)	$3,677,278

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Thousands)
Balance, June 30, 2018	115,825	$115,825	$1,528,713	$3,235,894	$(195,351)	$4,685,081
Net income	—	—	—	83,724	—	83,724
Translation adjustments and other	—	—	—	—	8,801	8,801
Pension liability adjustments, net	—	—	—	—	756	756
Cash dividends	—	—	—	(22,932)	—	(22,932)
Repurchases of common stock	(3,315)	(3,315)	—	(153,582)	—	(156,897)
Effects of new accounting principles	—	—	—	(3,832)	—	(3,832)
Stock-based compensation	521	521	25,851	—	—	26,372
Balance, September 29, 2018	113,031	$113,031	$1,554,564	$3,139,272	$(185,794)	$4,621,073
Net income	—	—	—	36,401	—	36,401
Translation adjustments and other	—	—	—	—	(65,197)	(65,197)
Pension liability adjustments, net	—	—	—	—	4,207	4,207
Cash dividends	—	—	—	(21,769)	—	(21,769)
Repurchases of common stock	(4,116)	(4,116)	—	(170,967)	—	(175,083)
Stock-based compensation	36	36	9,069	—	—	9,105
Balance, December 29, 2018	108,951	$108,951	$1,563,633	$2,982,937	$(246,784)	$4,408,737
Net income	—	—	—	88,048	—	88,048
Translation adjustments and other	—	—	—	—	1,193	1,193
Pension liability adjustments, net	—	—	—	—	1,249	1,249
Cash dividends	—	—	—	(21,487)	—	(21,487)
Repurchases of common stock	(2,816)	(2,816)	—	(114,421)	—	(117,237)
Stock-based compensation	519	519	1,450	—	—	1,969
Balance, March 30, 2019	106,654	$106,654	$1,565,083	$2,935,077	$(244,342)	$4,362,472

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 28,	March 30,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(83,242)	$208,173
Less: Loss from discontinued operations, net of tax	(1,548)	(7,066)
Income (loss) from continuing operations	(81,694)	215,239

Non-cash and other reconciling items:
Depreciation	75,535	72,692
Amortization	62,240	63,123
Amortization of operating lease assets	46,560	—
Deferred income taxes	(42,529)	45,286
Stock-based compensation	20,757	24,204
Goodwill and intangible asset impairment	145,836	—
Other, net	35,000	42,786
Changes in (net of effects from businesses acquired and divested):
Receivables	150,095	436,382
Inventories	227,996	(125,410)
Accounts payable	(112,923)	(399,526)
Accrued expenses and other, net	(84,263)	(118,347)
Net cash flows provided by operating activities - continuing operations	442,610	256,429
Net cash flows used for operating activities - discontinued operations	—	(56,284)
Net cash flows provided by operating activities	442,610	200,145

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	(127,400)	342,000
Repayments under bank credit facilities and other debt, net	(1,639)	(11,386)
Borrowings (repayments) under senior unsecured credit facility, net	(1,194)	85,005
Repurchases of common stock	(235,830)	(447,901)
Dividends paid on common stock	(63,235)	(66,188)
Other, net	(15,132)	10,042
Net cash flows used for financing activities - continuing operations	(444,430)	(88,428)
Net cash flows used for financing activities	(444,430)	(88,428)

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,156)	(101,383)
Acquisitions of businesses, net of cash acquired	(51,509)	(66,458)
Other, net	(12,547)	42,069
Net cash flows used for investing activities - continuing operations	(125,212)	(125,772)
Net cash flows provided by investing activities - discontinued operations	—	123,473
Net cash flows used for investing activities	(125,212)	(2,299)

Effect of currency exchange rate changes on cash and cash equivalents	(16,418)	(5,291)

Cash and cash equivalents:
— (decrease) increase	(143,450)	104,127
— at beginning of period	546,105	621,125
— at end of period	$402,655	$725,252

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

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

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2020-04.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2020, the FASB issued ASU No. 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU No.2020-01”), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain derivatives. ASU No. 2020-01 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2020-01.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), (“ASU No. 2019-12”) which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. ASU No. 2018-14 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company’s planned adoption of ASU No. 2018-14 is not expected to have an impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions and discontinued operations

Acquisitions

In the second quarter of fiscal 2020, the Company completed two acquisitions. The impact of these acquisitions was not material to the Company’s consolidated balance sheets or statements of operations and as a result, the Company has not disclosed the preliminary allocation of purchase price or the pro-forma impact of the acquisition.

See Note 3 for further discussion of impairment considerations related to goodwill and long-lived assets.

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

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended March 28, 2020.

	Electronic
	Components	Farnell	Total
	(Thousands)
Carrying value at June 29, 2019 (1)	$390,896	$485,832	$876,728
Additions from acquisitions	30,562	—	30,562
Impairment of goodwill	(120,475)	—	(120,475)
Foreign currency translation	(5,970)	(19,906)	(25,876)
Carrying value at March 28, 2020 (1)	$295,013	$465,926	$760,939
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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at March 28, 2020 and June 29, 2019, respectively.

	March 28, 2020			June 29, 2019
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount (1)	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Customer related	$290,199	$(247,495)	$42,704	$292,266	$(208,329)	$83,937
Trade name	50,627	(29,810)	20,817	52,760	(24,752)	28,008
Technology and other	52,674	(38,889)	13,785	63,753	(32,178)	31,575
	$393,500	$(316,194)	$77,306	$408,779	$(265,259)	$143,520
(1)Includes intangible asset impairment of $17,494 in the third quarter of fiscal 2020

Intangible asset amortization expense from continuing operations was $21.0 million and $21.9 million for the third quarters of fiscal 2020 and 2019, respectively, and $62.2 million and $63.1 million for the first nine months of fiscal 2020 and 2019, respectively. Intangible assets have a weighted average remaining useful life of approximately 2 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2020 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2020	$18,708
2021	36,410
2022	12,610
2023	4,795
2024	1,472
2025	3,311
Total	$77,306

Goodwill and intangible asset impairment expense

An interim goodwill impairment test was performed as of March 28, 2020. The macroeconomic impacts of the global coronavirus pandemic (“COVID-19”) and the corresponding decline in the Company’s share price below tangible book value, were indicators in the third quarter of fiscal 2020, that goodwill was potentially not recoverable.

The Company recorded non-cash goodwill impairment expense of $120.5 million during the third quarter of fiscal 2020, related to reporting units in the Electronic Components (EC) reportable segment including goodwill in the Americas and goodwill associated with recent acquisitions. The impairment of goodwill in such reporting units was primarily the result of COVID-19 related impacts including the significant decline in market capitalization during the quarter as well as a reduction in expected future operating results.

In assessing goodwill for impairment in the third quarter of fiscal 2020, the Company was required to make significant judgments related to the fair value of its reporting units. The Company used a combination of an income approach, specifically a discounted cash flow methodology, and a market approach to estimate the fair value of its reporting units. The discounted cash flow methodology includes market participant assumptions for, among other factors, forecasted sales, gross profit margins, operating expenses, cash flows, perpetual growth rates and long-term discount rates, all of which required judgments and estimates by management that are inherently uncertain. The market approach methodology required significant assumptions related to comparable transactions, market multiples, capital structure and control

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

premiums. The interim goodwill impairment testing results were also reconciled with the Company’s market capitalization on and around March 28, 2020, as the final step in the impairment testing.

The Company also performed asset impairment testing over long-lived assets, including intangible assets and property, plant and equipment, as of March 28, 2020 due primarily to the same indicators that led to the interim goodwill impairment testing. As a result of such long-lived asset impairment testing, the Company recorded $25.3 million in impairment expense substantially all related to intangible assets.

Other impairment expense

During the third quarter of fiscal 2020, the Company also recorded $15.3 million of equity investment impairment expense classified within other (expense) income, net in the consolidated statements of operations.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	March 28,	June 29,	March 28,	June 29,
	2020	2019	2020	2019
	Interest Rate		Carrying Balance
Bank credit facilities and other	4.76%	1.02%	$65	$538
Accounts receivable securitization program (due August 2020)	1.71%	—	99,900	—
Public notes due June 2020	5.88%	5.88%	300,000	300,000
Short-term debt			$399,965	$300,538

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $756.7 million and $857.3 million at March 28, 2020 and June 29, 2019, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 28, 2020, and June 29, 2019. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

On March 31, 2020, the Company notified Wells Fargo Bank, N.A., as Trustee, that it has elected to redeem on April 30, 2020, all of its outstanding 5.875% Notes due June 15, 2020 (“Notes”) at a make-whole redemption price in accordance with the terms of the Notes and the indenture. On April 30, 2020, the Company redeemed $300 million in principal amount of the Notes with a combination of cash on hand and by drawing on its existing $1.25 billion senior unsecured revolving credit facility, which is scheduled to mature on June 28, 2023. The make-whole premium for the early redemption was not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	March 28,	June 29,	March 28,	June 29,
	2020	2019	2020	2019
	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	3.15%	$—	$227,300
Credit Facility (due June 2023)	—	5.68%	—	1,100
Public notes due:
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.18%	1.00%	1,559	403
Long-term debt before discount and debt issuance costs			1,201,559	1,428,803
Discount and debt issuance costs – unamortized			(7,319)	(8,881)
Long-term debt			$1,194,240	$1,419,922

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of March 28, 2020 and June 29, 2019. As of March 28, 2020 and June 29, 2019, there were $1.6 million and $4.0 million, respectively, in letters of credit issued under the Credit Facility.

As of March 28, 2020, the carrying value and fair value of the Company’s total debt was $1.59 billion and $1.60 billion, respectively. At June 29, 2019, the carrying value and fair value of the Company’s total debt was $1.72 billion and $1.78 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 18 years. The Company’s equipment leases are primarily for automobiles and equipment, and are not material to the consolidated financial statements.

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

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Third Quarter	Nine Months
	Ended	Ended
	March 28, 2020
Operating lease cost	$19,257	$57,633
Variable lease cost	5,496	15,594
Total lease cost	$24,753	$73,227

Future minimum operating lease payments as of March 28, 2020 are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2020	$19,735
2021	58,995
2022	49,061
2023	42,079
2024	32,965
Thereafter	167,259
Total future operating lease payments	370,094
Total imputed interest on operating lease liabilities	(67,059)
Total operating lease liabilities	$303,035

Prior to the Company’s adoption of ASC 842, future minimum operating lease payments as of June 29, 2019 were as follows (in thousands) on an undiscounted basis and excluding non-lease components:

Fiscal Year
2020	$68,710
2021	52,225
2022	42,069
2023	32,245
2024	23,305
Thereafter	85,196
Total lease payments	$303,750

Other information pertaining to operating leases consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.6
Weighted-average discount rate	3.8%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental cash flow information related to the Company’s operating leases for the nine months ended March 28, 2020 was as follows (in thousands):

Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$46,418
Operating lease assets obtained from new operating lease liabilities	30,750

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of March 28, 2020 and June 29, 2019. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	March 28,	June 29,
	2020	2019
	(Thousands)
Prepaid and other current assets	$15,614	$5,511
Accrued expenses and other	14,147	6,154

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands)
Net derivative financial instrument (loss) gain	$(3,247)	$(398)	$7,856	$(17)

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

As of March 28, 2020 and June 29, 2019, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its loss from continuing operations before taxes was 18.6% in the third quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by (i) the impairment of goodwill that is not deductible for tax purposes, partially offset by (ii) the release of unrecognized tax benefit reserves net of settlements.

During the third quarter of fiscal 2019, the Company’s effective tax rate on its income from continuing operations before taxes was 24.4%. During the third quarter of fiscal 2019, the Company’s effective tax rate was unfavorably impacted primarily by (i) an increase due to the impact from recently issued U.S. income tax regulations, partially offset by (ii) decreases in unrecognized tax benefits due to the expiration of the statute of limitations in various jurisdictions.

For the first nine months of fiscal 2020, the Company’s effective tax rate on its loss from continuing operations before income taxes was 27.0%. The effective tax rate for the first nine months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) goodwill impairment expense that is not deductible for tax purposes and (iv) a valuation allowance against interest deduction deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first nine months of fiscal 2019, the Company’s effective tax rate on its income from continuing operations before taxes was 29.5%. The effective tax rate for the first nine months of fiscal 2019 was unfavorably impacted primarily by (i) an adjustment to the transition tax on unremitted foreign earnings recorded under the requirements of recent U.S. tax law changes (the “Act”) , (ii) net increases in unrecognized tax benefits, and (iii) an increase due to the impact from recently issued U.S. income tax regulations associated with the Act, partially offset by (iv) an adjustment to the deferred tax impacts of the Act, (v) the mix of income in lower tax jurisdictions, and (vi) the release of valuation allowances against deferred tax assets that were deemed to be realizable.

The Company’s effective tax rate may change in future periods due to changes in tax laws and issuance of additional guidance and regulations of tax laws.

The Company has considered the expected impact of COVID-19 in evaluating the need for valuation allowances and unrecognized tax benefit reserves.

The United States enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company analyzed the impact of the CARES Act and does not foresee a significant impact on its consolidated financial position, results of operations, effective tax rate and cash flows.

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands)
Service cost	$3,786	$3,582	$11,358	$11,050
Total net periodic pension cost within selling, general and administrative expenses	3,786	3,582	11,358	11,050

Interest cost	5,638	8,010	16,914	21,238
Expected return on plan assets	(12,668)	(16,003)	(38,003)	(42,605)
Amortization of prior service cost (credit)	534	(392)	1,603	(1,178)
Recognized net actuarial loss	3,658	2,091	10,972	7,161
Total net periodic pension benefit within other (expense) income, net	(2,838)	(6,294)	(8,514)	(15,384)

Net periodic pension cost (benefit)	$948	$(2,712)	$2,844	$(4,334)

The Company expects to make contributions to the Plan of $4.0 million during the remainder of fiscal 2020. The Company made $4.0 million of contributions during the first nine months of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the third quarter and nine months ended March 28, 2020, the Company repurchased 1.1 million and 5.9 million shares, respectively, under this program for a total cost of $36.7 million and $236.4 million, respectively. As of March 28, 2020, the Company had $469.0 million remaining under its share repurchase authorization.

As a result of the economic uncertainty caused by COVID-19, the Company has temporarily suspended share repurchases.

Common stock dividend

In February 2020, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $20.8 million were made in March 2020. During the nine months ended March 28, 2020, the Company paid dividends of $0.63 per common share and $63.2 million in total.

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(128,661)	$94,935	$(81,694)	$215,239
Loss from discontinued operations, net of tax	—	(6,887)	(1,548)	(7,066)
Net (loss) income	$(128,661)	$88,048	$(83,242)	$208,173

Denominator:
Weighted average common shares for basic earnings per share	99,479	108,074	101,013	111,222
Net effect of dilutive stock based compensation awards	—	748	—	1,030
Weighted average common shares for diluted earnings per share	99,479	108,822	101,013	112,252
Basic (loss) earnings per share - continuing operations	$(1.29)	$0.87	$(0.81)	$1.93
Basic loss per share - discontinued operations	—	(0.06)	(0.01)	(0.06)
Basic (loss) earnings per share	$(1.29)	$0.81	$(0.82)	$1.87
Diluted (loss) earnings per share - continuing operations	$(1.29)	$0.87	$(0.81)	$1.91
Diluted loss per share - discontinued operations	—	(0.06)	(0.01)	(0.06)
Diluted (loss) earnings per share	$(1.29)	$0.81	$(0.82)	$1.85
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,431	528	1,018	410

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and nine months ended March 28, 2020, the diluted net loss per share is the same as basic net loss per share as the effects of 208,399 and 775,060 potential common shares, respectively, would be anti-dilutive.

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 28,	March 30,
	2020	2019
	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$5,366	$10,310
Non-cash Financing Activities:
Unsettled share repurchases	—	$4,740
Supplemental Cash Flow Information:
Interest	$88,472	$87,845
Income tax payments - continuing and discontinued operations	14,689	150,765

Included in cash and cash equivalents as of March 28, 2020 and June 29, 2019 was $4.1 million and $9.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands)
Sales:
Electronic Components	$3,974,669	$4,331,351	$12,472,484	$13,722,890
Farnell	335,149	367,473	1,002,148	1,114,793
	4,309,818	4,698,824	13,474,632	14,837,683
Operating income (loss):
Electronic Components	$84,841	$153,319	$290,271	$473,783
Farnell	23,350	45,651	65,109	126,088
	108,191	198,970	355,380	599,871
Corporate	(37,833)	(20,866)	(95,416)	(60,414)
Restructuring, integration and other expenses	(19,211)	(2,939)	(58,073)	(79,986)
Goodwill and intangible asset impairment expense	(145,836)	—	(145,836)	—
Amortization of acquired intangible assets and other	(21,071)	(22,080)	(62,603)	(63,520)
Operating (loss) income	$(115,760)	$153,085	$(6,548)	$395,951

Sales, by geographic area:
Americas (1)	$1,203,605	$1,297,220	$3,605,944	$3,869,435
EMEA (2)	1,512,476	1,740,916	4,409,258	5,124,409
Asia/Pacific (3)	1,593,737	1,660,688	5,459,430	5,843,839
Sales	$4,309,818	$4,698,824	$13,474,632	$14,837,683

(1)

Includes sales from the United States of $1.11 billion and $1.22 billion for the third quarters ended March 28, 2020 and March 30, 2019, respectively. Includes sales from the United States of $3.37 billion and $3.61 billion for the first nine months of fiscal 2020 and 2019, respectively.

(2)

Includes sales from Germany and Belgium of $568.0 million and $278.3 million, respectively, for the third quarter ended March 28, 2020, and $1.69 billion and $837.7 million, respectively, for the first nine months of fiscal 2020. Includes sales from Germany and Belgium of $666.2 million and $311.9 million, respectively, for the third quarter ended March 30, 2019, and $2.00 billion and $868.2 million, respectively, for the first nine months of fiscal 2019.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $524.1 million, $649.7 million and $239.3 million, respectively, for the third quarter ended March 28, 2020, and $1.76 billion, $2.39 billion and $722.7 million, respectively, for the first nine months of fiscal 2020. Includes sales from China (including Hong Kong), Taiwan and Singapore of $565.5 million, $659.7 million and $237.2 million, respectively, for the third quarter ended March 30, 2019, and $1.93 billion, $2.47 billion and $779.5 million, respectively, for the first nine months of fiscal 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 28,	June 29,
	2020	2019
	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$193,859	$213,802
EMEA (2)	183,903	200,379
Asia/Pacific	35,609	37,990
Property, plant, and equipment, net	$413,371	$452,171

(1)	Includes property, plant and equipment, net, of $189.0 million and $209.9 million as of March 28, 2020 and June 29, 2019, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $86.2 million, $71.5 million and $22.8 million in Germany, the United Kingdom and Belgium, respectively, as of March 28, 2020; and $95.2 million, $70.5 million and $25.2 million in Germany, the United Kingdom and Belgium, respectively, as of June 29, 2019.

14. Restructuring expenses

Fiscal 2020

During fiscal 2020, the Company undertook restructuring actions in order to improve operating efficiencies and further integrate the acquisition of Farnell. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities and asset impairments associated with restructuring activities established during fiscal 2020 is presented in the following table:

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total
	(Thousands)
Fiscal 2020 restructuring expenses	$26,895	$3,066	$7,111	$37,072
Cash payments	(18,141)	(798)	—	(18,939)
Non-cash amounts	—	—	(7,111)	(7,111)
Other, principally foreign currency translation	(68)	(39)	—	(107)
Balance at March 28, 2020	$8,686	$2,229	$—	$10,915

Severance expense recorded in the first nine months of fiscal 2020 related to the reduction, or planned reduction, of approximately 400 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Asset impairments relate primarily to software long-lived assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $37.1 million in restructuring expenses recorded during the first nine months of fiscal 2020, $28.9 million related to EC, $6.3 million related to Farnell and $1.9 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2019 and prior

During fiscal 2019 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2020 related to the remaining restructuring liabilities from continuing operations established during fiscal 2019 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total
	(Thousands)
Balance at June 29, 2019	$21,537	$5,381	$26,918
Cash payments	(13,465)	(3,294)	(16,759)
Changes in estimates, net	(3,448)	373	(3,075)
Other, principally foreign currency translation	(548)	(118)	(666)
Balance at March 28, 2020	$4,076	$2,342	$6,418

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2020.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 outbreak and its impact on global economic systems, access to financial markets and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters or pandemics and health related crisis; risks related to cyber-attacks and the Company’s information systems, including related to current or future implementations; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, and liquidity and access to financing; geopolitical events, including the uncertainty caused by the United Kingdom’s planned exit from the European Union commonly referred to as “Brexit”; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended March 28, 2020, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income (loss) excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill and intangible asset impairment expense and other and (iii) amortization of acquired intangible assets. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
	(Thousands)
Operating (loss) income	$(115,760)	$153,085	$(6,548)	$395,951
Restructuring, integration and other expenses	19,211	2,939	58,073	79,986
Goodwill and intangible asset impairment expense	145,836	—	145,836	—
Amortization of acquired intangible assets and other	21,071	22,080	62,603	63,520
Adjusted operating income	$70,358	$178,103	$259,964	$539,456

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

Results of Operations

Significant Risks and Uncertainties

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including the duration and spread of the COVID-19 outbreak, continued restrictions on travel and transport and the continued impact on worldwide economic and geopolitical conditions, all of which are uncertain and cannot be predicted.

During the third quarter of fiscal 2020, the Company experienced softer product demand, pricing constraints, increased costs associated with its logistics operations, a reduction in global distribution center utilization, and shipping delays. The Company’s suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to the Company’s customers may also result in an increase in past due accounts receivable or customer bankruptcies. To mitigate the impact of COVID-19, the Company has taken a variety of measures to ensure the availability and functioning of its critical infrastructure by implementing business continuity plans and to promote the safety and security of its employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19 such as splitting work-shifts on a rotating basis, providing face masks for employees at facilities significantly impacted and requiring on-site body temperature monitoring before entering certain facilities.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the third quarter of fiscal 2020, and the Company expects it will continue to have a negative impact on its revenue, earnings and cash flows in the fourth quarter of fiscal 2020 and possibly into fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

Additionally, as a result of the notification the Company received from Texas Instruments (“TI”) in the second quarter of fiscal 2020 related to the termination of the Company’s distribution agreement, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions from strategic initiatives designed to mitigate such impacts. Sales from TI products represented approximately 10% of total sales in fiscal 2019.

Executive Summary

Sales of $4.31 billion were down 8.3% year over year and 7.3% in constant currency as compared to prior year sales of $4.70 billion. The year-over-year sales decline, which occurred in both operating groups and across all three regions, was primarily due to lower demand resulting from the continuation of the global industry-wide slowdown that started in the second half of fiscal 2019 and to a lesser extent due to the impacts from the COVID-19 outbreak.

Gross profit margin of 12.0% decreased 124 basis points compared to 13.3% in the third quarter of fiscal 2019 primarily due to a combination of product and customer mix, geographical market mix and overall declines in gross profit margin due to the global industry-wide slowdown and the impacts from the COVID-19 outbreak.

Operating loss of $115.8 million decreased $268.8 million or 175.6% as compared to third quarter of fiscal 2019 operating income. Operating loss margin was 2.7% in the third quarter of fiscal 2020 as compared with a 3.3% operating income margin in the third quarter of fiscal 2019. Adjusted operating income margin was 1.6% in the third quarter of fiscal 2020 as compared to 3.8% in the third quarter of fiscal 2019, a decline of 216 basis points. The decrease in adjusted operating income and adjusted operating income margin is primarily due to the decrease in sales and gross profit margin.

Sales

The following tables present reported and organic sales growth rates for the third quarter and first nine months of fiscal 2020 as compared to fiscal 2019 by region and by operating group.

	Third Quarters Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020	2019	% Change	Currency
	(Dollars in thousands)
Avnet	$4,309,818	$4,698,824	(8.3)%	(7.3)%
Avnet by region
Americas	$1,203,605	$1,297,220	(7.2)%	(7.2)%
EMEA	1,512,476	1,740,916	(13.1)	(10.4)
Asia	1,593,737	1,660,688	(4.0)	(4.2)
Avnet by operating group
EC	$3,974,669	$4,331,351	(8.2)%	(7.3)%
Farnell	335,149	367,473	(8.8)	(7.6)

	Nine Months Ended
				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020 (1)	2019 (1)	% Change	Currency
	(Dollars in thousands)
Avnet	$13,474,632	$14,837,683	(9.2)%	(8.1)%
Avnet by region
Americas	$3,605,944	$3,869,435	(6.8)%	(6.8)%
EMEA	4,409,258	5,124,409	(14.0)	(10.7)
Asia	5,459,430	5,843,839	(6.6)	(6.7)
Avnet by operating group
EC	$12,472,484	$13,722,890	(9.1)%	(8.1)%
Farnell	1,002,148	1,114,793	(10.1)	(8.4)

___________

(1)	Sales from acquisitions in the first nine months of fiscal 2020 and fiscal 2019 were not material.

Sales of $4.31 billion for the third quarter of fiscal 2020 were down $389.0 million, or 8.3%, from the prior year third quarter sales of $4.70 billion. Sales in constant currency decreased 7.3% over the prior year third quarter with all three regions of both operating groups contributing to the decline. These decreases are primarily due to lower demand resulting from the continuation of the global industry-wide slowdown and to a lesser extent due to the impacts from the  COVID-19 outbreak.

EC sales of $3.97 billion in the third quarter of fiscal 2020 decreased $356.7 million or 8.2% from the prior year third quarter sales of $4.33 billion. EC sales in constant currency declined 7.3% year over year. Farnell sales for the third quarter of fiscal 2020 were $335.1 million, a decrease of $32.3 million or 8.8% from the prior year third quarter sales of $367.5 million. Farnell sales in constant currency declined 7.6% year over year.

On a regional basis, sales declined 7.2% in the Americas, 10.4% in EMEA in constant currency and 4.2% in Asia in constant currency. Due to the timing of the spread of COVID-19, Asia was impacted throughout the fiscal quarter, while

EMEA became impacted later in the fiscal quarter. The Company expects that all three regions will be impacted in the fiscal fourth quarter.

Sales for the first nine months of fiscal 2020 were $13.47 billion, a decline of $1.36 billion as compared to sales of $14.84 billion for the first nine months of fiscal 2019. This decrease was primarily due to the global industry-wide slowdown, which began in the second half of fiscal 2019, and to a lesser extent, the impact of the COVID-19 outbreak.

Gross Profit and Gross Profit Margins

Gross profit for the third quarter of fiscal 2020 was $518.9 million, a decrease of $105.3 million, or 16.9%, from the third quarter of fiscal 2019 gross profit of $624.2 million driven primarily by the decline in sales. Gross profit margin decreased to 12.0% or 124 basis points from the third quarter of fiscal 2019 gross profit margin of 13.3% driven by declines in gross profit margin in both operating groups. The declines in gross profit margin in both operating groups are primarily due to a combination of unfavorable changes in product and customer mix, geographical market mix and overall declines in gross profit margin due to current market conditions including the impacts of COVID-19. Sales in the higher margin western regions represented approximately 63% of sales in the third quarter of fiscal 2020 as compared to 65% during the third quarter of fiscal 2019.

Gross profit and gross profit margins were $1.59 billion and 11.8%, respectively, for the first nine months of fiscal 2020 as compared with $1.89 billion and 12.7%, respectively, for the first nine months of fiscal 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $469.6 million in the third quarter of fiscal 2020, an increase of $1.5 million, or 0.3%, from the third quarter of fiscal 2019. The year-over-year increase in SG&A expenses was primarily due to increases in SG&A expenses from recent acquisitions, costs to fund strategic investments and initiatives and the impacts of the COVID-19 outbreak, partially offset by cost savings from restructuring activities and changes in foreign currency translation rates year over year.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2020, SG&A expenses as a percentage of sales were 10.9% and as a percentage of gross profit were 90.5%, as compared with 10.0% and 75.0%, respectively, in the third quarter of fiscal 2019. The increase in SG&A expenses as a percentage of both sales and gross profit is primarily the result of the decrease in sales and gross profit margin. Amortization expense, which is included within SG&A expenses, was relatively consistent year over year.

SG&A expenses for the first nine months of fiscal 2020 were $1.39 billion, or 10.3% of sales, as compared with $1.42 billion, or 9.5% of sales, in the first nine months of fiscal 2019. SG&A expenses were 87.6% of gross profit in the first nine months of 2020 as compared with 74.8% in the first nine months of fiscal 2019.

The Company expects increases in SG&A expenses as a result of the impact of COVID-19 including, but not limited to, increases associated with its logistics operations and related freight costs, costs for personal protective equipment and sanitation supplies, and costs from implementing work-from-home arrangements and social-distancing initiatives.

Goodwill and Intangible Asset Impairment Expense

During the third quarter of fiscal 2020, the Company incurred $145.8 million of goodwill and intangible asset impairment expense. See Note 3 “Goodwill and intangible assets” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of impairment expenses.

A change in future business conditions and financial performance as result of COVID-19 or otherwise, may result in a need to recognize additional impairment expenses in the future.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also relate to the continued transformation of the Company’s information technology, distribution center footprint and business operations. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses, and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses, including certain costs associated with the impact of the COVID-19 outbreak and acquisition related costs.

The Company recorded restructuring, integration and other expenses of $19.2 million during the third quarter of fiscal 2020. The Company recorded $9.2 million of restructuring costs in the third quarter of fiscal 2020, which are expected to provide approximately $12.0 million in annual operating expense savings once such restructuring actions are completed. During the third quarter of fiscal 2020, the Company also incurred integration costs of $5.6 million, accelerated depreciation expense of $2.7 million, other costs of $1.8 million and a reversal of $0.1 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $14.8 million and $0.15 per share on a diluted basis.

During the first nine months of fiscal 2020, the Company incurred restructuring costs of $37.1 million, integration costs of $10.1 million, accelerated depreciation of $8.1 million, other costs of $4.4 million and reversals of $1.6 million for changes in estimates for costs associated with prior year restructuring actions. The after tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2020 was $44.1 million and $0.44 per share on a diluted basis.

See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income (Loss)

Operating loss for the third quarter of fiscal 2020 was $115.8 million, a decrease of $268.8 million, or 175.6%, from the third quarter of fiscal 2019 operating income of $153.1 million. The year-over-year decrease in operating income was primarily driven by the decline in sales and gross profit margin as compared to the third quarter of fiscal 2019. Adjusted operating income for the third quarter of fiscal 2020 was $70.4 million, a decrease of $107.7 million, or 60.5%, from the third quarter of fiscal 2019. The year-over-year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin discussed further above.

EC operating income margin decreased 141 basis points year over year to 2.1% and Farnell operating income margin decreased 545 basis points year over year to 7.0%. These declines were primarily driven by the decline in sales and gross profit margin, partially offset by the reduction in SG&A expenses.

Operating loss for the first nine months of fiscal 2020 was $6.5 million, or 0.1% of consolidated sales, as compared with operating income of $396.0 million, or 2.7% of consolidated sales, in the first nine months of fiscal 2019. Adjusted operating income for the first nine months of fiscal 2020 was $260.0 million, a decrease of $279.5 million, or 51.8%, from the first nine months of fiscal 2019. The year-over-year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the third quarter of fiscal 2020 was $29.7 million, a decrease of $6.5 million, or 18.0%, as compared with interest and other financing expenses of $36.3 million in the third quarter of fiscal 2019. Interest and other financing expenses in the first nine months of fiscal 2020 was $97.3 million, a decrease of $2.8 million, or 2.8%, as compared with interest and other financing expenses of $100.1 million in the first nine months of fiscal 2019. The decrease in interest and other financing expenses in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 was primarily related to lower outstanding borrowings in fiscal 2020.

During the third quarter of fiscal 2020, the Company had $12.6 million of other expense as compared with $8.7 million of other income in the third quarter of fiscal 2019. Other expense included $15.3 million of equity investment impairment expense in the third quarter of fiscal 2020. During the first nine months of fiscal 2020, the Company had $8.2 million of other expense as compared with $9.4 million of other income in the first nine months of fiscal 2019. The year-over-year differences in other income was primarily due to the equity investment impairment expense in fiscal 2020 and differences in foreign currency exchange rates between fiscal 2020 and fiscal 2019.

Income Tax Expense

The Company’s effective tax rate on its loss from continuing operations before taxes was 18.6% in the third quarter of fiscal 2020. During the third quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by (i) the impairment of goodwill that is not deductible for tax purposes, partially offset by (ii) the release of unrecognized tax benefit reserves net of settlements.

For the first nine months of fiscal 2020, the Company’s effective tax rate on its loss from continuing operations before income taxes was 27.0%. The effective tax rate for the first nine months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) goodwill impairment expense that is not deductible for tax purposes and (iv) a valuation allowance against interest deduction deferred tax assets.

See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the effective tax rate and COVID-19 considerations.

Loss from Discontinued Operations

Loss from discontinued operations was $1.5 million in the first nine months of fiscal 2020. Loss from discontinued operations was $6.9 million and $7.1 million in the third quarter and first nine months of fiscal 2019 primarily related to additional income tax expenses associated with the TS business.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss for the third quarter of fiscal 2020 was $128.7 million, or $1.29 per share on a diluted basis, as compared with $88.0 million of net income, or $0.81 per share on a diluted basis, in the third quarter of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2020, the Company generated $442.6 million of cash flow from operations for continuing operations compared to $256.4 million of cash generated in the first nine months of fiscal 2019. These operating cash flows were comprised of: (i) cash flow generated from net income from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, goodwill and intangible asset impairment expense, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $180.9 million during the first nine months of fiscal 2020, including decreases in accounts receivable of $150.1 million and inventories of $228.0 million, offset by decreases in accounts payable of $112.9 million and accrued expenses and other of $84.3 million. Comparatively, cash used for working capital and other was $206.9 million during the first nine months of fiscal 2019, including an increase in inventories of $125.4 million and decreases in accounts payable of $399.5 million and accrued expenses and other of $118.3 million, partially offset by a decrease in accounts receivable of $436.4 million.

Cash Flow from Financing Activities

During the first nine months of fiscal 2020, the Company made net repayments of $127.4 million under the Securitization Program. During the first nine months of fiscal 2020, the Company paid dividends on common stock of $63.2 million and repurchased $235.8 million of common stock.

During the first nine months of fiscal 2019, the Company received net proceeds of $342.0 million under the Securitization Program and $85.0 million under the Credit Facility and repaid $11.4 million from borrowings of various bank credit facilities. During the first nine months of fiscal 2019, the Company paid dividends on common stock of $66.2 million and repurchased $447.9 million of common stock. Additionally, included in other, net is approximately $18.7 million of cash received from the exercises of stock options.

Cash Flow from Investing Activities

During the first nine months of fiscal 2020, the Company used $61.2 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $101.4 million for capital expenditures in the first nine months of fiscal 2019. During the first nine months of fiscal 2020, the Company used $51.5 million of cash for acquisitions, which is net of the cash acquired, compared to $66.5 million of cash for acquisitions, which is net of cash acquired in the first nine months of fiscal 2019. In addition, the Company paid $12.5 million for other investing activities during the first nine months of fiscal 2020, and included in other, net is $41.0 million of cash received from the sale of real estate in EMEA during the first nine months of fiscal 2019.

During the first nine months of fiscal 2019, the Company received $123.5 million of cash from investing activities – discontinued operations from the sale of the TS business.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of March 28, 2020. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 28, 2020 and June 29, 2019.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2020 was $1.6 million.

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

Liquidity

The Company held cash and cash equivalents of $402.7 million as of March 28, 2020, of which $335.5 million was held outside the United States. As of June 29, 2019, the Company held cash and cash equivalents of $546.1 million, of which $476.6 million was held outside of the United States.

As of the end of the third quarter of fiscal 2020, the Company had a combined total borrowing capacity of $1.75 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.6 million in letters of credit issued under the Credit Facility and $99.9 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.63 billion of total availability as of March 28, 2020. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the Americas to support desired borrowings.

Borrowings under the Credit Facility and the Securitization Program require the Company to maintain certain financial and other covenants. All other forms of debt and financing do not include financial or other covenants. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 28, 2020.

The Company expects to renew or replace the Securitization Program on similar terms, subject to market conditions including conditions associated with the impact of the COVID-19 outbreak, before its maturity in August 2020. If the Company cannot renew or replace on similar terms, then any outstanding borrowings will be repaid using cash on hand or availability under the Credit Facility.

As previously announced, on April 30, 2020, the Company redeemed $300.0 million in principal of the 5.875% Notes due June 2020 with a combination of cash on hand and from available borrowing capacity under the Credit Facility. The make-whole premium for the early redemption of such notes was not material.

During the third quarter and first nine months of fiscal 2020, the Company had an average daily balance outstanding of approximately $68.7 million and $53.5 million, respectively, under the Credit Facility and approximately $229.5 million and $375.5 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $777.2 million in cash flows from operating activities over the trailing four fiscal quarters ended March 28, 2020 from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. This includes the potential impact on liquidity and related compliance with debt covenants as a result of the uncertain future impacts of the COVID-19 outbreak. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditures and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.

The Company continuously monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future and management believes the Company will have adequate access to the capital markets, if needed. Although the future impact of the COVID-19 outbreak on the capital markets and financial institutions is uncertain, the Company has historically and believes it will have the ability in the future to generate operating cash flows in periods of declining sales.

As a result of the evolving impacts of the COVID-19 outbreak and the related uncertain future business conditions, the Company in unlikely to make near-term strategic investments through acquisitions. As the Company implements operating cost savings restructuring plans, responds to current business environment challenges, including the impact of the COVID-19 outbreak, and pursues ways to become more efficient and cost effective, the Company also expects to use cash for restructuring, integration and other expenses.

As of March 28, 2020, the Company may repurchase up to an aggregate of $469.0 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. As a result of the impacts of the COVID-19 outbreak and the corresponding need to manage liquidity and leverage, the Company has temporarily suspended share repurchases and is unlikely to engage in such repurchases in the near term.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2020, the Board of Directors approved a dividend of $0.21 per share, which resulted in $20.8 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 28, 2020, 94% of the Company’s debt bears interest at a fixed rate and 6% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.2 million decrease in income from continuing operations before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2020.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2020, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2019, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of March 28, 2020, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of the Company’s business partners and negatively impacted the Company’s operations and financial results.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted the operations of the Company and its customers and suppliers, and heightened the risks of customer bankruptcies, customer delayed payments, acceleration of TI’s planned withdrawal as a supplier, restrictions on access to financial markets and other risk factors described in the Company’s Annual Report. While the Company has not yet experienced any material disruption to its upstream supply chain and many of its distribution centers remain operational under business continuity plans, it has experienced increased logistics costs, softer product demand, price constraints, longer lead times in certain regions, reduction in global distribution center utilization, and shipping delays. To mitigate the impact of COVID-19, the Company has implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. The Company is also taking, steps to conserve cash and effectively manage its debt, including pausing its share repurchase program and its investment and acquisition activities. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2020 under the share repurchase program which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
December 29 – January 25	—	$—	—	$505,736,000
January 26 – February 22	475,993	$36.67	475,993	$488,282,000
February 23 – March 28	628,000	$30.72	628,000	$468,992,000

Item 6.	Exhibits

Exhibit
Number	Exhibit
10.1*

Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated February 28, 2020, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and Wells Fargo Bank, N.A., as agent.

10.2*	First Amendment to the May 8, 2018 Amended and Restated Avnet Deferred Compensation Plan, dated February 6, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: May 1, 2020

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer