Form 10-K
period 2020-06-27
AVNET INC
filed 2020-08-14
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ◻	Non-accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 27, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,189,280,703.

As of July 25, 2020, the total number of shares outstanding of the registrant’s Common Stock was 98,777,974 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 17, 2020, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a global technology solutions company with an extensive ecosystem delivering design, product, marketing and supply chain expertise for customers at every stage of the product lifecycle. Avnet transforms ideas into intelligent solutions, reducing the time, cost and complexities of bringing electronic products to market around the world. Founded in 1921 and incorporated in New York in 1955, the Company works with over 1,400 technology suppliers to serve 2.1 million customers in more than 140 countries.

For nearly a century, Avnet has helped its customers and suppliers realize the transformative possibilities of technology while continuously expanding the breadth and depth of its capabilities. Today, as technologies like the Internet of Things (“IoT”) continue to increase the complexity of product development, Avnet is once again redefining itself by offering what customers need to bring their products to life through one partner. Over the past few years, Avnet significantly enhanced its strong foundation in distribution, including design, supply chain and logistics, by developing or acquiring the capabilities to better serve customers in the earlier stages of product development—encompassing research, prototyping and manufacturing. Some of these capabilities were acquired through the purchase of Premier Farnell (“Farnell”) (fiscal 2017), Hackster.io (fiscal 2017), Softweb Solutions (fiscal 2019), Witekio (fiscal 2020) and Phoenics Electronics (fiscal 2020). Avnet’s ecosystem, which combines these newly acquired capabilities with Avnet’s historical design, supply chain and integrated solutions capabilities, is designed to match its customers’ needs along their entire product development journey, providing both end-to-end and à la carte support options, as well as digital tools, to meet varying needs and buying preferences.

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

A description of each operating group is presented below. Further financial information by operating group is provided in Note 16 “Segment information” to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

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

Design Chain Solutions

EC offers design chain support that provides engineers with a host of technical design solutions, which helps EC support a broad range of customers seeking complex products and technologies. With access to a suite of design tools and engineering support, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from any point in the design cycle. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their component selection and accelerate their time to market. EC’s extensive product line card provides customers access to a diverse range of products from a complete spectrum of electronic component manufacturers.

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

Farnell

Avnet’s Farnell operating group primarily supports lower-volume customers that need electronic components quickly to develop, prototype and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components and industrial automation components, as well as test and measurement products to both engineers and entrepreneurs. Farnell brings the latest products, services and development trends all together in element14, an industry-leading online community where engineers collaborate to solve one another’s design challenges. In element14, members get consolidated information on new technologies as well as access to experts and product specifications. Members can see what other engineers are working on, learn from online training and get the help they need to optimize their own designs.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. There were no suppliers from which sales of its products exceeded 10% of consolidated sales during fiscal 2020. During fiscal years 2019 and 2018, Texas Instruments (“TI”) products accounted for approximately 10% and 11% of the Company’s sales, respectively. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. Other consists primarily of test and measurement as well as maintenance, repair and operations (MRO) products.

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Millions)
Semiconductors	$13,440.3	$14,973.3	$14,890.9
Interconnect, passive & electromechanical (IP&E)	3,146.0	3,516.0	3,227.0
Computers	572.0	533.1	461.9
Other	476.0	496.2	457.1
Sales	$17,634.3	$19,518.6	$19,036.9

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

A key competitive factor in the electronic component distribution industry is the need to carry a sufficient amount and selection of inventory to meet customers’ rapid delivery requirements. To minimize its exposure related to inventory on hand, the majority of the Company’s products are purchased pursuant to non-exclusive distributor agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which are tailored to individual customer specifications and business needs, such as point of use replenishment, testing, assembly, programming, supply chain management and materials management.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different parties.

Seasonality

Historically, Avnet’s business and continuing operations have not been materially impacted by seasonality, with the exception of an impact on consolidated results from shifts in regional sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year.

Number of Employees

At June 27, 2020, Avnet had approximately 14,600 employees compared to 15,500 employees at June 29, 2019 and 15,400 employees at June 30, 2018.

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

The corporate governance information on the Company’s website includes the Company’s Corporate Governance Guidelines, the Code of Conduct and the charters for each of the committees of its Board of Directors. In addition, amendments to these documents and waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at ir.avnet.com/documents-charters. Printed versions can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

In addition, the Company’s filings with the SEC, as well as Section 16 filings made by any of the Company’s executive officers or directors with respect to the Company’s common stock, are available on the Company’s website (ir.avnet.com/financial-information/sec-filings) as soon as reasonably practicable after the filing is electronically filed with, or furnished to, the SEC.

These details about the Company’s website and its content are only for information. The contents of the Company’s website are not, nor shall they be deemed to be, incorporated by reference in this Report.

Item 1A. Risk Factors

Forward-Looking Statements and Risk Factors

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of Avnet. These statements are generally identified by words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results and other outcomes could differ materially from those expressed or implied in the forward-looking statements. Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made.

Risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements include the risk factors discussed below, but may also include risks and uncertainties not presently known to the Company or that management does not currently consider material. Such factors make the Company’s operating results for future periods difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the below factors, or any other factors discussed elsewhere in this Report, may have an adverse effect on the Company’s financial condition, operating results, prospects and liquidity. Similarly, the price of the Company’s common stock is subject to volatility due to fluctuations in general market conditions; actual financial results that do not meet the Company’s or the investment community’s expectations; changes in the Company’s or the investment community’s expectations for the Company’s future results, dividends or share repurchases; and other factors, many of which are beyond the Company’s control.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of the Company and its business partners and negatively impacted the Company’s operations and financial results.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted the operations of the Company and its customers and suppliers, and resulted in or heightened the risks of customer bankruptcies, customer delayed or defaulted payments, acceleration of TI’s planned withdrawal as a supplier, restrictions on access to financial markets and other risk factors described in the Company’s Annual Report. While the Company has not yet experienced any material disruption to its upstream supply chain and many of its distribution centers remain operational under business continuity plans, it has experienced increased logistics costs, softer product demand, price constraints, longer lead times in certain regions, reduction in global distribution center utilization, and shipping delays. To mitigate the impact of COVID-19, the Company has implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. The Company is also taking steps to conserve cash and effectively manage its debt. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Economic weakness and geopolitical uncertainty could adversely affect the Company’s results and prospects.

The Company’s financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty, including the uncertainty caused by the COVID-19 pandemic and the United Kingdom’s withdrawal from the European Union commonly referred to as “Brexit,” have in the past resulted, and may result in the future, in decreased sales, margins and earnings. Economic weakness and geopolitical uncertainty may also lead the Company to impair assets, including goodwill, intangible assets and other long-lived assets, and increased restructuring expenses to reduce expenses in response to decreased sales or margins.

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

The Company is monitoring the implementation and effects of Brexit and developing contingency plans, including changes to its logistics operations and shipment routes and preparing for changes in trade facilitation regulations. While the extent of the impact of Brexit is not yet fully known, Brexit has led to instability and uncertainty in the United Kingdom and the European Union, could contribute to logistical and regulatory delays at borders and volatility in the foreign exchange markets and may have an adverse effect on the Company’s trade operations and financial results.

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

The size of the Company’s competitors varies across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer or supplier base than the Company has in one or more of its market sectors and geographic areas, which may result in the Company not being able to effectively compete in certain markets which could impact the Company’s profitability and prospects.

Changes in customer needs and consumption models could significantly affect the Company’s operating results.

Changes in customer needs and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make prediction of, and timely reaction to, such changes difficult.

Future downturns in the semiconductor and embedded solutions industries could adversely affect the Company’s operating results and negatively impact the Company’s ability to maintain its current profitability levels. In addition, the semiconductor industry has historically experienced periodic fluctuations in product supply and demand, often associated with changes in economic conditions, technology and manufacturing capacity. During fiscal years 2020, 2019 and 2018, sales of semiconductors represented approximately 76%, 77%, and 78% of the Company's consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry.

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

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2020, there were no Company suppliers which accounted for 10% or more of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. To the extent any primary suppliers terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy or otherwise, the Company’s business and relationships with its customers could be negatively affected because its customers depend on the Company’s distribution of technology hardware and software from the industry’s leading suppliers. In addition, suppliers’ strategy shifts or performance issues may negatively affect the Company’s financial results. During the second quarter of fiscal 2020, the Company received notification from one of its largest suppliers Texas Instruments Incorporated (“TI”) that it planned to terminate the Company’s distribution agreement by December 31, 2020 due to the evolution of its strategy. Sales from TI products represented approximately 9% and 10% of total sales in fiscal 2020 and 2019 respectively. If the impact of this termination is not offset over time by sales growth, gross margin improvements or operating cost reductions, the Company will experience lower sales and gross profits in the future.

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

During fiscal 2020, 2019 and 2018 approximately 75%, 75% and 76%, respectively, of the Company’s sales came from its operations outside the United States. As a result of the Company’s international operations, in particular those in emerging and developing economies, the Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

●	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
●	foreign currency and interest rate fluctuations and the impact on the Company’s results of operations;
●	compliance with foreign and domestic data privacy regulations, business licensing requirements, environmental regulations and anti-corruption laws, the failure of which could result in severe penalties including monetary fines and criminal proceedings;
●	Compliance with foreign and domestic import and export regulations and adoption or expansion of trade restrictions, including technology transfer restrictions, additional license, permit or authorization requirements for shipments, specific company sanctions, new and higher duties, tariffs or surcharges, or other import/export controls, unilaterally or bilaterally;
●	complex and changing tax laws and regulations;
●	regulatory requirements and prohibitions that differ between jurisdictions;
●	economic and political instability (including the uncertainty caused by Brexit), terrorism and potential military conflicts or civilian unrest;
●	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
●	natural disasters, pandemics and other public health crises;
●	differing environmental regulations and employment practices and labor issues; and
●	the risk of non-compliance with local laws.

In addition to the cost of compliance, the potential criminal penalties for violations of import or export regulations and anti-corruption laws by the Company or its third-party agents create heightened risks for the Company’s international operations. In the event that a governing regulatory body determines that the Company has violated applicable import or export regulations or anti-corruption laws, the Company could be fined significant sums, incur sizable legal defense costs, have its import or export capabilities restricted or denied and/or have its inventories seized, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated a governmental regulation may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.

The Company transacts sales, pays expenses, owns assets and incurs liabilities in countries using currencies other than the U.S. Dollar. Because the Company’s consolidated financial statements are presented in U.S. Dollars, the Company must translate sales, income and expenses, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchange rates between the U.S. Dollar and other currencies affect the Company’s reported amounts of sales, operating income, and assets and liabilities denominated in foreign currencies. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect the Company’s earnings from those markets. While the Company may use derivative financial instruments to further reduce its net exposure to foreign currency exchange rate fluctuations, there can be no assurance that fluctuations in foreign currency exchange rates will not materially affect the Company’s financial results. Further, foreign currency instability and disruptions in the credit and capital markets may increase credit risks for some of the Company’s customers and may impair its customers’ ability to repay existing obligations.

The U.S. government imposed new or higher tariffs on certain products imported into the U.S., and the Chinese government imposed new or higher tariffs on certain products imported into China. New trade policies, regulations, license requirements and restrictions affecting sales and shipments to specific China-based customers and of certain U.S. commodities and technologies to China have also been implemented. Additionally, several trade policies, rules and restrictions applicable to China are now applicable to Hong Kong. These actions have resulted in increased costs, including increased costs of procuring certain products the Company purchases from its suppliers, and other related expenses. While the Company intends to reflect such increased costs in its selling prices, such price increases may impact the Company’s sales and customer demand for certain products. In addition, increased operational expenses incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of its business units. Neither such U.S. tariffs nor any retaliatory tariffs imposed by other countries on U.S. goods have yet had a material impact, but there can be no assurance that future actions or escalations that affect trade relations will not occur or will not materially affect the Company’s sales and results of operations. To the extent that Company sales or profitability are negatively affected by any such tariffs or other trade actions, the Company’s business and results of operations may be materially adversely affected.

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

The Company’s information technology may be subject to cyber-attacks, security breaches or computer hacking. Experienced computer programmers and hackers may be able to penetrate the Company’s security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack the Company’s systems or otherwise exploit any security vulnerabilities, including ransomware that could encrypt the Company’s files so an attacker may demand a ransom for restored access. The Company’s systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect the Company’s systems and its data, as well as the data of the Company’s business partners. Further, outside parties may attempt to fraudulently induce employees, customers or suppliers to disclose sensitive information in order to gain access to the Company’s data and information technology systems or to misdirect payments, otherwise known as phishing. Lastly, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of the Company’s security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, its business partners or other third parties could expose the Company to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, the Company may also find it necessary to make further investments to protect its data and infrastructure, which may impact the Company’s profitability. Although the Company has insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company could also be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company may need to satisfy its cash needs through external financing. However, external financing is affected by various factors, including general market conditions as well as the Company’s debt ratings and operating results, and may not be available on acceptable terms or at all. An increase in the Company’s level of debt or deterioration of its operating results may cause a reduction in its current debt ratings, which could negatively impact the Company’s ability to obtain additional financing or renew existing financing and could result in a reduction of its credit limits, increased financing expenses and subject the Company to additional restrictions and covenants. A reduction in its current debt rating may also negatively impact the Company’s working capital and impair its relationship with its customers and suppliers.

As of June 27, 2020, Avnet had debt outstanding under various notes, secured borrowings and committed and uncommitted lines of credit with financial institutions. The Company needs cash to make interest payments on, and to repay, this indebtedness and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. In addition, certain of its debt utilizes the LIBOR rate, which the U.K.’s Financial Conduct Authority has announced that it intends to phase out by the end of 2021. At this time, it is uncertain how markets will respond to the discontinuation of LIBOR or to the proposed alternative rates, and may result in increased costs and higher interest rates. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations and cash flows.

Under certain of its credit facilities, the Company is required to maintain certain specified financial ratios and pass certain financial tests. If the Company increases its level of debt or experiences a deterioration of its operating results, it may fail to meet these financial ratios and/or pass these tests, which may result in an event of default, whereby lenders may accelerate payment and the Company may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities or is required to repay debt earlier than management expected, it may not have sufficient cash available to make interest payments, to repay indebtedness or for general corporate needs.

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

The agreements governing the Company’s financing, including its credit facility, accounts receivable securitization program and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability, and the ability of certain subsidiaries, to:

●	grant liens on assets;
●	make restricted payments (including, under certain circumstances, paying dividends on common stock or redeeming or repurchasing common stock);

●	make certain investments;
●	merge, consolidate or transfer all or substantially all of the Company’s assets;
●	incur additional debt; or
●	engage in certain transactions with affiliates.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in fiscal 2019, 2020, and 2021 to be carried back to each of the five preceding taxable fiscal years to generate a refund of previously paid income taxes. The CARES Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact the Company unfavorably.

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

Effective internal controls are necessary for the Company to provide reliable financial reports, safeguard its assets and to effectively prevent or detect fraud. If the Company cannot provide reliable financial reports and effectively safeguard its assets and prevent or detect fraudulent activity, its brand and operating results could be harmed. Internal controls over financial reporting are intended to prevent or detect material misstatements in its financial reporting or material fraudulent activity. Although such controls are inherently limited and may not identify all immaterial activity which could aggregate into a material misstatement, such limitations include the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements and prevention of all fraud and loss of assets. Management continuously evaluates the effectiveness of the design and operation of the Company’s internal controls. However, if the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved internal controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed. Additionally, the Company may be subject to sanctions or investigations by regulatory authorities, and the Company could fail to meet its reporting obligations, all of which could have an adverse effect on its business or the market price of the Company’s securities.

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

Identifying, developing internally or hiring externally, training and retaining qualified employees are critical to the Company’s future, and competition for experienced employees in the Company’s industry can be intense. Restrictions on immigration or changes in immigration laws, including related to visa restrictions, may limit the Company’s acquisition of talent in key business areas. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. In addition, as global opportunities and industry demand shifts, and as the Company expands its offerings, realignment, training and hiring of skilled personnel may not be sufficiently rapid. From time to time the Company has effected restructurings, which eliminate a number of positions. Even if such personnel are not directly affected by the restructuring effort, such terminations can have a negative impact on morale and the Company’s ability to attract and hire new qualified personnel in the future. If the Company loses existing qualified personnel or is unable to hire new qualified personnel, as needed, the Company’s business, financial condition and results of operations could be seriously harmed.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 2.1 million and 4.8 million square feet of space, respectively, of which approximately 25% is located in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	360,000	Leased	Future Farnell warehousing and value-added operations
Leeds, United Kingdom	330,000	Owned	Current Farnell warehousing and value-added operations
Poing, Germany	300,000	Owned	EC warehousing and value-added operations
Gaffney, South Carolina	220,000	Owned	Farnell warehousing
Hong Kong, China	210,000	Leased	EC warehousing
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters
Chandler, Arizona	150,000	Leased	EC warehousing, integration and value-added operations

See Note 5, “Property, plant and equipment, net” and Note 11, “Leases” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on property and equipment and operating leases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol AVT.

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

Record Holders

As of July 25, 2020, there were 1,623 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with the cumulative total returns of the Nasdaq Composite Index and a customized peer group of five companies that includes: Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and Synnex Corp. The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/27/2015 and tracks it through 6/27/2020.

	6/27/2015	7/2/2016	7/1/2017	6/30/2018	6/29/2019	6/27/2020
Avnet, Inc.	$100	$97.23	$95.44	$107.23	$115.26	$67.93
Nasdaq Composite	100	98.32	126.14	155.91	168.04	213.32
Peer Group	100	108.73	138.90	131.87	132.42	129.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock. During the fourth quarter of fiscal 2020, the Company did not repurchase any shares under the share repurchase program, which is part of a publicly announced plan.

Item 6. Selected Financial Data

The following selected financial data has been derived from the Company’s consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto.

	Years Ended
	June 27,	June 29,	June 30,	July 1,	July 2,
	2020	2019	2018	2017	2016

	(Millions, except for per share and ratio data)
Consolidated Statements of Operations: (a)
Sales	$17,634.3	$19,518.6	$19,036.9	$17,440.0	$16,740.6
Gross profit	2,063.5	2,486.1	2,527.2	2,369.4	2,077.9
Operating (loss) income (b)(c)(d)	(4.6)	365.9	209.2	443.7	565.1
Income tax (benefit) expense	(98.6)	62.2	288.0	47.1	87.1
Income (loss) from continuing operations	(29.5)	180.1	(142.9)	263.4	390.9
Income (loss) from discontinued operations	(1.5)	(3.8)	(13.5)	261.9	115.6
Net income (loss) (e)	(31.1)	176.3	(156.4)	525.3	506.5
Per Share:
Earnings - diluted:
Earnings (loss) from continuing operations	$(0.29)	$1.63	$(1.19)	$2.05	$2.93
Earnings (loss) from discontinued operations	(0.02)	(0.04)	(0.11)	2.03	0.87
Earnings (loss) per share - diluted	$(0.31)	$1.59	$(1.30)	$4.08	$3.80
Cash dividends per share	$0.84	$0.80	$0.74	$0.70	$0.68
Weighted-average shares outstanding - diluted	100,474	110,798	119,909	128,651	133,173
Consolidated Balance Sheets:
Working capital (f)	$4,048.4	$4,297.8	$4,641.1	$5,080.0	$4,061.5
Total assets	8,105.2	8,564.6	9,596.8	9,699.6	11,239.8
Long-term debt	1,424.8	1,419.9	1,489.2	1,729.2	1,339.2
Shareholders’ equity	3,726.4	4,140.5	4,685.1	5,182.1	4,691.3
Ratios:
Operating (loss) income as a percentage of sales	(0.0)%	1.9%	1.1%	2.5%	3.4%
Net (loss) income as a percentage of sales	(0.2)%	0.9%	(0.8)%	3.0%	3.0%
Quick ratio	1.5:1	1.4:1	1.4:1	1.8:1	0.8:1
Current ratio	2.8:1	2.7:1	2.6:1	3.1:1	1.8:1
Total debt to capital ratio	27.7%	29.4%	26.1%	25.6%	34.7%
(a)	In February 2017, the Company completed the sale of its TS business and as such, the results of that business are classified as discontinued operations in all periods presented.
(b)	The summary consolidated financial data for fiscal 2018 and prior has been retrospectively restated to reflect the Company’s adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715)- Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost ("ASU No. 2017-07").
(c)	All fiscal years presented include restructuring, integration and other expenses from continuing operations, which totaled $81.9 million in fiscal 2020, $108.1 million in fiscal 2019, $145.1 million in fiscal 2018, $137.4 million in fiscal 2017, and $44.8 million in fiscal 2016.
(d)	All fiscal years presented include amortization of acquired intangible assets and other, which totaled $81.6 million in fiscal 2020, $84.3 million in fiscal 2019, $91.9 million in fiscal 2018, $54.5 million in fiscal 2017, and $9.8 million in fiscal 2016.
(e)	Certain fiscal years presented were impacted by expense or income amounts that impact the comparability between years including a goodwill and intangible asset impairment expenses of $144.1 million in fiscal 2020, goodwill impairment expenses of $137.4 million in fiscal 2019, goodwill impairment expenses of $181.4 million and a one-time mandatory deemed repatriation tax expense of $230.0 million in fiscal 2018, and a gain on disposal of the TS business of $222.4 million after tax in fiscal 2017.
(f)	This calculation of working capital is defined as current assets less current liabilities. See the “Liquidity” section contained in Item 7 of this Annual Report on Form 10-K for further discussion on liquidity.

Summary of quarterly results:

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year(a)

	(Millions, except per share amounts)
2020(b)
Sales	$4,630.0	$4,534.8	$4,309.8	$4,159.7	$17,634.3
Gross profit	543.8	525.6	518.9	475.1	2,063.5
Net income (loss)	41.8	3.7	(128.7)	52.2	(31.1)
Diluted earnings (loss) per share	0.40	0.04	(1.29)	0.53	(0.31)
2019(c)
Sales	$5,089.9	$5,049.0	$4,698.8	$4,680.9	$19,518.6
Gross profit	636.8	630.0	624.2	595.1	2,486.1
Net income (loss)	83.7	36.4	88.0	(31.8)	176.3
Diluted earnings (loss) per share	0.72	0.33	0.81	(0.30)	1.59
(a)	Quarters may not total to the fiscal year due to rounding and differences in the diluted share count.
(b)	First quarter of fiscal 2020 net income was impacted by restructuring, integration and other expenses of $18.4 million after tax, and a discrete income tax benefit of $13.6 million. Second quarter results were impacted by restructuring, integration and other expenses of $10.9 million after tax and a discrete income tax expense of $4.1 million. Third quarter results were impacted by restructuring, integration and other expenses of $14.8 million after tax, goodwill and intangible asset impairment expenses of $139.6 million after tax and a discrete income tax benefit of $15.1 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $19.1 million after tax, a goodwill and intangible asset impairment expenses adjustment of $2.0 million and a discrete income tax benefit of $23.0 million.

(c)	First quarter of fiscal 2019 net income was impacted by restructuring, integration and other expenses of $11.5 million after tax, and a discrete income tax expense of $8.2 million. Second quarter results were impacted by restructuring, integration and other expenses of $46.6 million after tax and a discrete income tax expense of $16.7 million. Third quarter results were impacted by restructuring, integration and other expenses of $2.6 million after tax and a discrete income tax expense of $4.1 million. Fourth quarter results were impacted by restructuring, integration and other expenses of $20.7 million after tax, a goodwill impairment expense of $118.8 million after tax and a discrete income tax benefit of $20.9 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal years 2020, 2019 and 2018 all contain 52 weeks.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, the prior year sales are adjusted for divestitures by adjusting Avnet’s prior periods to exclude the sales of divested businesses as if the divestitures had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”
●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill and intangible asset impairment expenses, and (iii) amortization of acquired intangible assets and other is referred to as “adjusted operating income.” The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Operating (loss) income	$(4,628)	$365,911	$209,218
Restructuring, integration and other expenses	81,870	108,144	145,125
Goodwill and intangible asset impairment expenses	144,092	137,396	181,440
Amortization of acquired intangible assets and other	81,555	84,257	91,923
Adjusted operating income	$302,889	$695,708	$627,706

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

Results of Operations

Significant Risks and Uncertainties

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As the scope and duration of the COVID-19 pandemic is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

During the second half of fiscal 2020, the Company experienced increased logistics costs, softer product demand, price constraints, longer lead times in certain regions, reduction in global distribution center utilization, and shipping delays. The Company’s suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to the Company’s customers may also result in an increase in past due accounts receivable or customer bankruptcies. To mitigate the impact of COVID-19, the Company has implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. The Company is also taking steps to conserve cash and effectively manage its debt.

The COVID-19 pandemic has had a negative impact on the Company’s results of operations and financial performance for the second half of fiscal 2020, and the Company expects it will likely continue to have a negative impact on its sales, earnings and cash flows into fiscal 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factor regarding the impacts of the COVID-19 pandemic included in Part I—Item 1A of this Annual Report on Form 10-K.

Additionally, the Company received notice from TI in the second quarter of fiscal 2020 that it planned to terminate the Company’s distribution agreement by December 2020 due to the evolution of its strategy. As a result of the termination, the Company will experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions from strategic initiatives designed to mitigate such impacts.

Executive Summary

Sales for fiscal 2020 were $17.63 billion, a decrease of 9.7% from fiscal 2019 sales of $19.52 billion. Sales in constant currency decreased by 8.7% year over year. The year-over-year sales decline, which occurred in both operating groups and across all three regions, was primarily due to lower demand resulting from the continuation of the global industry-wide slowdown that started in the second half of fiscal 2019 and impacts on demand from the COVID-19 pandemic.

Gross profit margin for fiscal 2020 of 11.7% decreased 104 basis points from fiscal 2019. The year-over-year decline was primarily due to a combination of product and customer mix, geographical market mix and overall declines in gross profit margin due to the global industry-wide slowdown and the COVID-19 pandemic.

Operating loss was $4.6 million in fiscal 2020, representing a 101.3% decrease compared with fiscal 2019 operating income of $365.9 million. Operating loss margin was 0.0% in fiscal 2020 as compared with 1.9% operating income margin in fiscal 2019. Adjusted operating income margin was 1.7% in fiscal 2020 as compared to 3.6% in fiscal 2019, a decline of 184 basis points. The decrease in adjusted operating income and adjusted operating income margin is primarily due to the decrease in sales and gross profit margin.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	June 27,	% of	June 29,	% of	June 30,	% of	2020 to	2019 to
	2020	Total	2019	Total	2018	Total	2019	2018

	(Dollars in millions)
Sales by Operating Group:
EC	$16,340.1	92.7%	$18,060.3	92.5%	$17,543.6	92.2%	(9.5)%	3.0%
Farnell	1,294.2	7.3	1,458.3	7.5	1,493.3	7.8	(11.3)	(2.4)
Total Avnet	$17,634.3		$19,518.6		$19,036.9

Sales by Geographic Region:
Americas	$4,755.3	27.0%	$5,135.8	26.3%	$5,011.4	26.3%	(7.4)%	2.5%
EMEA	5,753.4	32.6	6,762.9	34.6	6,790.9	35.7	(14.9)	(0.4)
Asia/Pacific	7,125.6	40.4	7,619.9	39.0	7,234.6	38.0	(6.5)	5.3
Total Avnet	$17,634.3		$19,518.6		$19,036.9

The table below provides a comparison of reported and organic sales for fiscal 2020 to fiscal 2019.

				As Reported
	Sales	Sales	As Reported	and Organic
	as Reported	as Reported	and	Year-Year %
	and Organic	and Organic	Organic	Change in
	Fiscal	Fiscal	Year-Year	Constant
	2020(1)	2019(1)	% Change	Currency

	(Dollars in millions)
Avnet	$17,634.3	$19,518.6	(9.7)%	(8.7)%
Avnet by region
Americas	$4,755.3	$5,135.8	(7.4)%	(7.4)%
EMEA	5,753.4	6,762.9	(14.9)	(12.4)
Asia	7,125.6	7,619.9	(6.5)	(6.5)
Avnet by segment
EC	$16,340.1	$18,060.3	(9.5)%	(8.7)%
Farnell	1,294.2	1,458.3	(11.3)	(9.5)

(1)	Sales from acquisitions in fiscal 2020 and fiscal 2019 were not material.

Avnet’s sales for fiscal 2020 were $17.63 billion, a decrease of $1.88 billion, or 9.7%, from fiscal 2019 sales of $19.52 billion with all three regions of both operating groups contributing to the decline. Sales in constant currency decreased 8.7% year over year. These decreases are primarily due to lower demand resulting from the continuation of the global industry-wide slowdown and the impacts from the COVID-19 pandemic.

EC sales in fiscal 2020 were $16.34 billion, representing a 9.5% decrease over fiscal 2019 sales. EC sales in constant currency declined 8.7% year over year. Farnell sales in fiscal 2020 were $1.29 billion, a decrease of 11.3% over fiscal 2019 sales. Farnell sales in constant currency declined 9.5% year over year.

On a regional basis, sales in fiscal 2020 declined 7.4% in the Americas, 12.4% in EMEA in constant currency and 6.5% in Asia in constant currency as a result of the global industry-wide slowdown and the impacts from the COVID-19 pandemic in the second half of fiscal 2020.

Gross Profit and Gross Profit Margin

Gross profit in fiscal 2020 was $2.06 billion, a decrease of $422.6 million, or 17.0%, compared to fiscal 2019, driven primarily by the decline in sales. Gross profit margin of 11.7% in fiscal 2020 decreased 104 basis points from the prior year driven by declines in gross profit margins in both operating groups. The declines in gross profit margins in both operating groups are primarily due to a combination of unfavorable changes in product and customer mix, geographical market mix and overall declines in gross profit margin due to current market conditions including the impacts of the COVID-19 pandemic. Sales in the higher margin western regions represented approximately 60% of sales in fiscal 2020 as compared to 61% during fiscal 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2020 were $1.84 billion, a decrease of $32.5 million, or 1.7%, compared to fiscal 2019. The year-over-year decrease in SG&A expenses was primarily due to decreases in sales, cost savings from restructuring and other cost saving initiatives and the favorable impact of changes in foreign currency translation offset by additional costs incurred to implement business continuity plans in response to the COVID-19 pandemic.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2020, SG&A expenses as a percentage of sales were 10.4% and as a percentage of gross profit were 89.3%, as compared with 9.6% and 75.4%, respectively, in fiscal 2019. The increase in SG&A expenses as a percentage of both sales and gross profit is primarily the result of the decrease in sales and gross profit margin. Amortization expense, which is included within SG&A expenses, was relatively consistent year over year.

Goodwill and Intangible Asset Impairment Expenses

The Company incurred $144.1 million of goodwill and intangible asset impairment expenses primarily during the third quarter of fiscal 2020. See Note 6, “Goodwill, intangible assets and impairment” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to goodwill impairment and intangible asset impairment expenses.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and further integrating the acquisition of Farnell, the Company has incurred certain restructuring costs. These costs also relate to the continued transformation of the Company’s information technology, distribution center footprint and business operations. In addition, the Company incurred integration, accelerated depreciation and other costs. Integration costs are primarily related to the integration of acquired businesses including Farnell, the integration of certain regional and global businesses, and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Accelerated depreciation relates to the incremental depreciation expense incurred related to the shortening of the estimated useful life for certain information technology assets. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses, including acquisition related costs, specific and incremental costs incurred associated with the impacts of the COVID-19 pandemic and estimated costs to settle outstanding legal proceedings.

The Company recorded $45.5 million for restructuring costs in fiscal 2020, and expects to realize approximately $52.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $34.7 million for severance, $3.7 million for facility exit costs, and $7.1 million for non-cash asset impairments expense primarily related to information technology software. The Company also incurred integration costs of $13.9 million, accelerated depreciation of $10.9 million, other costs of $13.4 million and a reversal of $1.8 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $63.2 million and $0.63 per share on a diluted basis.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income (Loss)

Operating loss for fiscal 2020 was $4.6 million, representing a 101.3% decrease as compared with fiscal 2019 operating income of $365.9 million. The year-over-year decrease in operating income was primarily driven by declines in sales, gross profit margin, and increased impairment expenses offset by reductions in restructuring, integration and other expenses as compared to fiscal 2019. Operating loss margin was 0.0% in fiscal 2020 compared to operating income margin of 1.9% in fiscal 2019. Both years included impairment expenses, amortization of acquired intangibles, and restructuring, integration and other expenses. Excluding these amounts, adjusted operating income was $302.9 million, or 1.7% of sales, in fiscal 2020 as compared with $695.7 million, or 3.6% of sales, in fiscal 2019. The year-over-year decrease in adjusted operating income was primarily driven by the decline in sales and gross profit margin, partially offset by lower SG&A expenses.

Interest and Other Financing Expenses, Net

Interest and other financing expenses for fiscal 2020 was $122.7 million, a decrease of $12.1 million, or 9.0%, compared with interest and other financing expenses of $134.9 million in fiscal 2019. The decrease in interest and other financing expenses in fiscal 2020 compared to fiscal 2019 was primarily related to lower outstanding borrowings in fiscal 2020 as compared to fiscal 2019.

Other (Expense) Income, net

In fiscal 2020, the Company had $0.7 million of other expense as compared with $11.2 million of other income in fiscal 2019. Other expense included $15.3 million of equity investment impairment expense in fiscal 2020, representing most of the difference between years.

Income Tax Expense

Avnet’s effective tax rate on loss before income taxes from continuing operations was a benefit of 76.9% in fiscal 2020 as compared with an effective tax rate of 25.7% on fiscal 2019 income before income taxes. Included in the fiscal 2020 effective tax rate is a tax benefit arising from the reduction in value of certain businesses for tax purposes, partially offset by the establishment of valuation allowances against deferred tax assets that the Company no longer expects to realize the future benefit from.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Loss from Discontinued Operations

Loss from discontinued operations was $1.5 million in fiscal 2020 compared to $3.8 million in fiscal 2019.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss in fiscal 2020 was $31.1 million, or $0.31 of loss per share on a diluted basis, compared with net income of $176.3 million, or $1.59 of earnings per share on a diluted basis, in fiscal 2019.

Fiscal 2019 Comparison to Fiscal 2018

For comparison of the Company’s results of operations for fiscal 2019 and fiscal 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 filed with the SEC on August 15, 2019.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $730.2 million of cash from its operating activities in fiscal 2020 as compared to $591.1 million in fiscal 2019. These operating cash flows from continuing operations are comprised of: (i) cash flows generated from net income (loss) from continuing operations, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, impairment expenses, deferred income taxes, stock-based compensation expense and other non-cash items (including provisions for doubtful accounts and net periodic pension costs), and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $335.1 million during fiscal 2020, including decreases in accounts receivable of $221.5 million and inventories of $266.8 million, partially offset by decreases in accounts payable of $107.0 million and accrued expenses and other of $46.2 million. Comparatively, cash used for working capital and other was $4.6 million during fiscal 2019, including decreases in accounts payable of $377.9 million and accrued expenses and other of $173.7 million, partially offset by decreases in accounts receivable of $465.0 million and inventories of $81.9 million.

In fiscal 2019, the Company used $56.3 million of cash from discontinued operations operating activities primarily associated with income tax payments.

Cash Flows from Financing Activities

During fiscal 2020, the Company repaid $302.0 million of notes and $227.3 million under the Securitization Program and received net proceeds of $223.1 million under the Credit Facility. During fiscal 2020, the Company paid dividends on common stock of $84.0 million and repurchased $237.8 million of common stock. Included in other, net is approximately $9.3 million of cash paid related to contingent earn out payments made on acquisitions.

During fiscal 2019, the Company received net proceeds of $122.3 million under the Securitization Program and repaid $61.7 million from borrowings of bank credit facilities and other debt. During fiscal 2019, the Company paid dividends on common stock of $87.2 million and repurchased $568.7 million of common stock. Additionally, included in other, net is approximately $20.2 million of cash received from the exercises of stock options.

Cash Flows from Investing Activities

During fiscal 2020, the Company used $73.5 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $122.7 million in fiscal 2019. During fiscal 2020, the Company used $51.5 million of cash for acquisitions, which is net of the cash acquired, compared to $56.4 million of cash for acquisitions, which is net of the cash acquired in fiscal 2019. In addition, the Company paid $12.8 million for other investing activities during fiscal 2020. Included in other, net is $41.7 million of cash received from the sale of real estate in EMEA in fiscal 2019.

During fiscal 2019, the Company received $123.5 million of cash from investing activities of discontinued operations from the sale of the TS business.

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to cash generated from operating activities. The Company also uses several sources of funding so that it does not become overly dependent on one source of financing and to achieve a lower cost of funding through the use of different alternatives. These financing arrangements include public debt, short-term and long-term bank loans, a revolving credit facility (the “Credit Facility”) and an accounts receivable securitization program (the “Securitization Program”).

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Avnet generally guarantees its subsidiaries’ obligations under such debt facilities. Outstanding borrowings under such forms of debt at the end of fiscal 2020 was $1.5 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivables are recorded within “Interest and other financing expenses, net” and were not material.

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of June 27, 2020.

Covenants and Conditions

The Company’s Securitization Program requires the Company to maintain certain minimum interest coverage and leverage ratios in order to continue utilizing the Securitization Program. The Securitization Program also contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market and industry factors. The Company was in compliance with all covenants of the Securitization Program as of June 27, 2020.

On July 31, 2020, the Company amended the Securitization Program, which among other changes, extended the term of the Securitization Program to July 30, 2021 and eliminated the minimum interest coverage and maximum leverage financial covenants.

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. The Company was in compliance with all covenants of the Credit Facility as of June 27, 2020.

On August 4, 2020, the Company amended the Credit Facility, which among other changes temporarily reduced the minimum interest coverage covenant for each four fiscal quarter period ending on or around September 30, 2020 through and including June 30, 2021 and temporarily increased the maximum leverage covenant commencing in the four fiscal quarter period ending on or around September 30, 2020 through the four fiscal quarter period ending on or around September 30, 2021.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $477.0 million as of June 27, 2020, of which $411.2 million was held outside the United States. As of June 29, 2019, the Company had cash and cash equivalents of $546.1 million, of which $476.6 million was held outside of the United States.

As of June 27, 2020, there were $230.0 million in borrowings outstanding, $1.6 million in letters of credit issued under the Credit Facility and no borrowing outstanding under the Securitization Program. During fiscal 2020, the Company had an average daily balance outstanding under the Credit Facility of approximately $115.8 million and $336.1 million under the Securitization Program. As of June 27, 2020, the combined availability under the Credit Facility and the Securitization Program was $1.44 billion. On July 31, 2020, subsequent to the end of fiscal 2020, the Company amended and extended the Securitization Program through July 30, 2021.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $730.2 million in cash flows from operating activities during the fiscal year ended June 27, 2020 from continuing operations.

Liquidity is subject to many factors, such as normal business operations as well as general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. This includes the potential impact on liquidity and related compliance with debt covenants as a result of the uncertain future impacts of the COVID-19 pandemic. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditures and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.

The Company continuously monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future and management believes the Company will have adequate access to capital markets, if needed. Although the future impact of the COVID-19 pandemic on capital markets and financial institutions is uncertain, the Company has historically and believes it will continue to have the ability in the future to generate operating cash flows in periods of declining sales.

As a result of the evolving impacts of the COVID-19 pandemic and the related uncertain future business conditions, the Company in unlikely to make near-term strategic investments through acquisitions. As the Company implements operating cost saving restructuring plans including plans to reduce operating costs by $75 million annually by the second quarter of fiscal 2021, the Company also expects to use cash for restructuring, integration and other expenses.

As of June 27, 2020, the Company may repurchase up to an aggregate of $469.0 million of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions, amended Credit Facility restrictions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The Company has temporarily suspended share repurchases and is unlikely to engage in such repurchases in the near term.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2020, the Board of Directors approved a dividend of $0.21 per share, which resulted in $20.7 million of dividend payments during the quarter. The payment of future dividends may be restricted by the amended Credit Facility.

See Item 6, Selected Financial Data in Part II of this Annual Report on Form 10-K for additional information on the Company’s liquidity and related ratios.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of June 27, 2020 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,431.5	$0.1	$881.1	$0.3	$550.0
Interest expense on long-term debt obligations(2)	210.4	56.7	82.7	50.9	20.1
Operating lease obligations(3)	375.5	61.5	97.9	63.9	152.2

(1)	Excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2020 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

At June 27, 2020, the Company had an estimated liability for income tax contingencies of $116.5 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $1.7 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included in the table.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2020 relate to:

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. Inventory cost includes the purchase price of finished goods and also includes any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company’s inventories include electronic components sold into changing, cyclical and competitive markets wherein such inventories may be subject to declines in market value or obsolescence.

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

In determining the Company’s income tax expense, management considers current tax regulations in the numerous jurisdictions in which it operates including the impact of recent tax law and regulation changes in the United States. The Company exercises judgment for interpretation and application of such current tax regulations. Changes to such tax regulations or disagreements with the Company’s interpretation or application by tax authorities in any of the Company’s major jurisdictions may have a significant impact on the Company’s income tax expense.

See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on income tax expense, valuation allowances and unrecognized tax benefits.

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

In January 2020, the FASB issued ASU No. 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU No. 2020-01”), which clarifies the interaction of the accounting for certain equity securities, equity method investments, and certain derivatives. ASU No. 2020-01 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2020-01.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the Company in the first quarter of fiscal 2021 and is to be applied either retrospectively or prospectively. The Company does not believe its adoption of this standard will have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13") and also issued subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11 (collectively, Topic 326). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Topic 326 is effective for the Company in the first quarter of fiscal 2021, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is completing its evaluation of the potential effects of adopting the provisions of Topic 326, and does not expect the adoption to have a material impact on the Company’s retained earnings or receivables.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 27, 2020 (dollars in millions):

	Fiscal Year
	2021	2022	2023	2024	2025	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$—	$300.8	$350.3	$0.2	$0.1	$550.0	$1,201.4
Floating rate debt	$0.1	$230.0	$—	$—	$—	$—	$230.1
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 27, 2020, and June 29, 2019 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 27, 2020	at June 27, 2020	at June 29, 2019	June 29, 2019
Liabilities:
Fixed rate debt(1)	$1,201.4	$1,297.4	$1,500.7	$1,565.2
Average interest rate	4.5%		4.8%
Floating rate debt	$230.1	$230.1	$228.6	$228.4
Average interest rate	1.3%		3.2%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (i.e., offsetting receivables and payables) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign currency exchange contracts typically with maturities of less than sixty days (“economic hedges”), but not greater than one year. The Company continues to have exposure to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “other (expense) income, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign currency exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 27, 2020, would result in an increase or decrease of approximately $170.0 million to the fair value of the forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 3 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	36

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at June 27, 2020, and June 29, 2019	39

	Consolidated Statements of Operations for the years ended June 27, 2020, June 29, 2019, and June 30, 2018	40

	Consolidated Statements of Comprehensive Income for the years ended June 27, 2020, June 29, 2019, and June 30, 2018	41

	Consolidated Statements of Shareholders’ Equity for the years ended June 27, 2020, June 29, 2019, and June 30, 2018	42

	Consolidated Statements of Cash Flows for the years ended June 27, 2020, June 29, 2019, and June 30, 2018	43

	Notes to Consolidated Financial Statements	44

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the years ended June 27, 2020, June 29, 2019, and June 30, 2018	82

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 27, 2020, and June 29, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2020, and June 29, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 27, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2019, due to the adoption of Financial Accounting Standards Board’s ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of accounting for income taxes

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognized $121.2 million of deferred tax assets, net and income tax benefit of $98.6 million as of and for the year ended June 27, 2020. Additionally, as discussed in Note 8, the Company recognized accrued income taxes of $34.6 million as of June 27, 2020. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

We identified the evaluation of the accounting for income taxes as a critical audit matter. Evaluating the Company’s application of current tax regulations in various foreign jurisdictions and the impact of those regulations on foreign, U.S. federal and state income tax provisions requires complex auditor judgment, and the use of tax professionals with specialized skills.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process, including controls over the application of current tax regulations in the Company’s various tax jurisdictions and impact on the Company’s tax provisions. We involved tax professionals with specialized skills and knowledge in various tax jurisdictions, who assisted in evaluating the Company’s analyses over the application of current tax regulations and assessing the Company’s interpretation of tax laws and regulations in those jurisdictions.

Assessment of goodwill impairment

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $773.7 million as of June 27, 2020. The Company performs goodwill testing on an annual basis and evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. The Company performed an interim goodwill impairment test as of March 28, 2020 as the Company identified indicators that goodwill was potentially not recoverable and recognized $118.7 million of goodwill impairment expense for the year ended June 27, 2020. The Company uses a combination of an income approach, specifically a discounted cash flow methodology, and a market approach to estimate the fair value of its reporting units.

We identified the assessment of goodwill impairment as a critical audit matter. Evaluating the Company’s assessment of the fair value of each reporting unit’s goodwill required complex auditor judgement. Specifically, the key assumptions in the assessment are future operating results, including forecasted sales, gross profit margins, operating expenses, growth rates, and discount rates used to measure the reporting units’ fair values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls over the determination of the fair value of the reporting units, and controls over the key assumptions described above. We performed sensitivity analyses over the fair value model and forecasted sales, gross profit margins, and operating expenses to assess their impact on the Company’s determination of the fair value of each reporting unit and compared the future operating results and historical growth rates to actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Comparing the future operating results to industry data, economic growth data, and growth rates utilized in prior years’ valuation analyses by the Company; and
•	Comparing the Company’s discount rates to discount rate ranges that were independently developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Phoenix, Arizona

August 14, 2020

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 29,
	2020	2019

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$477,038	$546,105
Receivables, less allowances of $59,018 and $53,499, respectively	2,928,386	3,168,369
Inventories	2,731,988	3,008,424
Prepaid and other current assets	191,394	153,438
Total current assets	6,328,806	6,876,336
Property, plant and equipment, net	404,607	452,171
Goodwill	773,734	876,728
Intangible assets, net	65,437	143,520
Operating lease assets (Note 11)	275,917	—
Other assets	256,696	215,801
Total assets	$8,105,197	$8,564,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51	$300,538
Accounts payable	1,754,078	1,864,342
Accrued expenses and other	472,924	413,696
Short-term operating lease liabilities (Note 11)	53,313	—
Total current liabilities	2,280,366	2,578,576
Long-term debt	1,424,791	1,419,922
Long-term operating lease liabilities (Note 11)	253,719	—
Other liabilities	419,923	425,585
Total liabilities	4,378,799	4,424,083
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 98,792,542 shares and 104,037,769 shares, respectively	98,793	104,038
Additional paid-in capital	1,594,140	1,573,005
Retained earnings	2,421,845	2,767,469
Accumulated other comprehensive loss	(388,380)	(304,039)
Total shareholders’ equity	3,726,398	4,140,473
Total liabilities and shareholders’ equity	$8,105,197	$8,564,556

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands, except per share amounts)
Sales	$17,634,333	$19,518,592	$19,036,892
Cost of sales	15,570,877	17,032,490	16,509,708
Gross profit	2,063,456	2,486,102	2,527,184
Selling, general and administrative expenses	1,842,122	1,874,651	1,991,401
Goodwill and intangible asset impairment expenses	144,092	137,396	181,440
Restructuring, integration and other expenses	81,870	108,144	145,125
Operating (loss) income	(4,628)	365,911	209,218
Other (expense) income, net	(737)	11,231	28,606
Interest and other financing expenses, net	(122,742)	(134,874)	(92,747)
Income (loss) from continuing operations before taxes	(128,107)	242,268	145,077
Income tax (benefit) expense	(98,574)	62,157	287,966
Income (loss) from continuing operations, net of tax	(29,533)	180,111	(142,889)
Loss from discontinued operations, net of tax	(1,548)	(3,774)	(13,535)
Net (loss) income	$(31,081)	$176,337	$(156,424)

Earnings (loss) per share - basic:
Continuing operations	$(0.29)	$1.64	$(1.19)
Discontinued operations	(0.02)	(0.03)	(0.11)
Net (loss) income per share basic	$(0.31)	$1.61	$(1.30)

Earnings (loss) per share - diluted:
Continuing operations	$(0.29)	$1.63	$(1.19)
Discontinued operations	(0.02)	(0.04)	(0.11)
Net (loss) income per share diluted	$(0.31)	$1.59	$(1.30)

Shares used to compute earnings per share:
Basic	100,474	109,820	119,909
Diluted	100,474	110,798	119,909
Cash dividends paid per common share	$0.84	$0.80	$0.74

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Net (loss) income	$(31,081)	$176,337	$(156,424)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(56,682)	(63,621)	7,799
Pension adjustments, net	(27,659)	(45,067)	40,716
Total comprehensive (loss) income	$(115,422)	$67,649	$(107,909)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 27, 2020, June 29, 2019 and June 30, 2018

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2017	123,081	$123,081	$1,503,490	$3,799,363	$(243,866)	$5,182,068
Net loss	—	—	—	(156,424)	—	(156,424)
Translation adjustments and other	—	—	—	—	7,799	7,799
Pension liability adjustments, net of tax of $18,187	—	—	—	—	40,716	40,716
Cash dividends ($0.74 per share)	—	—	—	(88,255)	—	(88,255)
Repurchases of common stock	(8,151)	(8,151)	—	(318,790)	—	(326,941)
Stock-based compensation	895	895	25,223	—	—	26,118
Balance, June 30, 2018	115,825	115,825	1,528,713	3,235,894	(195,351)	4,685,081
Net income	—	—	—	176,337	—	176,337
Translation adjustments and other	—	—	—	—	(63,621)	(63,621)
Pension liability adjustments, net of tax of $14,988	—	—	—	—	(45,067)	(45,067)
Cash dividends ($0.80 per share)	—	—	—	(87,158)	—	(87,158)
Repurchases of common stock	(12,919)	(12,919)	—	(553,772)	—	(566,691)
Effects of new accounting principles	—	—	—	(3,832)	—	(3,832)
Stock-based compensation	1,132	1,132	44,292	—	—	45,424
Balance, June 29, 2019	104,038	104,038	1,573,005	2,767,469	(304,039)	4,140,473
Net loss	—	—	—	(31,081)	—	(31,081)
Translation adjustments and other	—	—	—	—	(56,682)	(56,682)
Pension liability adjustments, net of tax of $362	—	—	—	—	(27,659)	(27,659)
Cash dividends ($0.84 per share)	—	—	—	(83,975)	—	(83,975)
Repurchases of common stock	(5,870)	(5,870)	—	(230,568)	—	(236,438)
Stock-based compensation	625	625	21,135	—	—	21,760
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(31,081)	$176,337	$(156,424)
Less: Loss from discontinued operations, net of tax	(1,548)	(3,774)	(13,535)
Income (loss) from continuing operations	(29,533)	180,111	(142,889)

Non-cash and other reconciling items:
Depreciation	101,100	97,160	143,397
Amortization	81,139	83,682	91,475
Amortization of operating lease assets	60,656	—	—
Deferred income taxes	(34,264)	33,801	(87,141)
Stock-based compensation	26,832	30,098	23,990
Goodwill, long-lived, intangible asset and other impairments	144,092	192,083	186,978
Other, net	45,049	(21,265)	43,845
Changes in (net of effects from businesses acquired and divested):
Receivables	221,486	464,981	(296,175)
Inventories	266,791	81,929	(308,663)
Accounts payable	(106,990)	(377,855)	409,608
Accrued expenses and other, net	(46,176)	(173,671)	189,060
Net cash flows provided by operating activities - continuing operations	730,182	591,054	253,485
Net cash flows used for operating activities - discontinued operations	—	(56,284)	—
Net cash flows provided by operating activities	730,182	534,770	253,485

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	(227,300)	122,300	(37,000)
Borrowings (repayments) under bank credit facilities and other debt, net	(2,123)	(61,738)	8,850
Borrowings (repayments) under senior unsecured credit facility, net	223,058	505	(97,954)
Repayments of public notes	(302,038)	—	—
Repurchases of common stock	(237,842)	(568,712)	(323,516)
Dividends paid on common stock	(83,975)	(87,158)	(88,255)
Other, net	(14,330)	12,127	(4,018)
Net cash flows used for financing activities - continuing operations	(644,550)	(582,676)	(541,893)
Net cash flows used for financing activities	(644,550)	(582,676)	(541,893)

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,516)	(122,690)	(155,873)
Acquisitions of businesses, net of cash acquired	(51,509)	(56,417)	(15,254)
Other, net	(9,992)	30,422	6,653
Net cash flows used for investing activities - continuing operations	(135,017)	(148,685)	(164,474)
Net cash flows provided by investing activities - discontinued operations	—	123,473	236,205
Net cash flows (used for) provided by investing activities	(135,017)	(25,212)	71,731

Effect of currency exchange rate changes on cash and cash equivalents	(19,682)	(1,902)	1,418

Cash and cash equivalents:
— decrease	(69,067)	(75,020)	(215,259)
— at beginning of period	546,105	621,125	836,384
— at end of period	$477,038	$546,105	$621,125

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

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2020, 2019 and 2018 all contain 52 weeks and fiscal 2021 will contain 53 weeks. Unless otherwise noted, all references to “fiscal” or any other “year” shall mean the Company’s fiscal year.

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

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value, whichever is lower. Inventory cost includes the purchase price of finished goods and also includes any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, obsolescence allowances or price protections provided by the Company’s suppliers, and records a lower of cost or net realizable value write-down if any inventories have a cost in excess of such inventories’ estimated net realizable value. The Company does not incorporate any non-contractual protections when estimating the net realizable value of its inventories.

Depreciation, amortization and useful lives — The Company reports property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditure that substantially adds to the value or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to software obtained or developed for internal use as a component of property, plant and equipment. Software obtained for internal use has generally been enterprise-level business operations, logistics and finance software that is customized to meet the Company’s specific operational requirements. The Company begins depreciation and amortization (“depreciation”) for property, plant and equipment when an asset is both in the location and condition for its intended use.

Property, plant, and equipment is depreciated using the straight-line method over its estimated useful lives. The

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated useful lives for property, plant, and equipment are typically as follows: buildings — 30 years; machinery, fixtures and equipment — 2-10 years; information technology hardware and software — 2-10 years; and leasehold improvements — over the applicable lease term or economic useful life if shorter.

The Company amortizes intangible assets acquired in business combinations or asset combinations using the straight-line method over the estimated economic useful lives of the intangible assets from the date of acquisition, which is generally between 5-10 years.

Long-lived asset impairment — Long-lived assets, including property, plant and equipment, intangible assets and operating lease assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s carrying value exceeds its estimated fair value. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of long-lived assets and will adjust the carrying value and remaining useful life if and when appropriate.

Leases — Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 20 years. The Company’s equipment leases are primarily for automobiles and distribution center and office equipment, and are not material to the consolidated financial statements.

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

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth quarter and, if necessary, records any impairment resulting from such goodwill impairment testing as a component of operating expenses included within goodwill and

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible asset impairment expenses in the consolidated statements of operations. Impairment testing is performed at the reporting unit level, which is defined as the same, or one level below, an operating segment. The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income (loss). Results of operations are translated using the average exchange rates prevailing throughout the reporting period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are remeasured at exchange rates in effect at each balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurements are recorded in the consolidated statements of operations as a component of “Other (expense) income, net.”

Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized within income tax expense in the period in which the new rate is enacted. Based upon historical and estimated levels of future taxable income and analysis of other key factors, the Company may increase or decrease a valuation allowance against its deferred tax assets, as deemed necessary, to adjust such assets to their estimated net realizable value.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the Company’s accounting policies, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

Revenue recognition — Revenue is recognized at the point at which control of the underlying products are transferred to the customer, which includes determining whether products are distinct and separate performance obligations. For electronic component and related product sales, this generally occurs upon shipment of the products, however, this may occur at a later date depending on the agreed upon sales terms, such as delivery at the customer's designated location, or when products that are consigned at customer locations are consumed. In limited instances, where products are not in stock and delivery times are critical, product is purchased from the supplier and drop-shipped to the customer. The Company typically takes control of the products when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. The Company does not have material product warranty obligations as the assurance type product warranties provided by the component manufacturers are passed through to the Company’s customers.

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

The Company considers the following indicators amongst others when determining whether it is acting as a principal in the contract where revenue would be recorded on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified products or services; (ii) the Company has inventory risk before the specified products have been transferred to a customer or after transfer of control to the customer; and (iii) the Company has discretion in establishing the price for the specified products or services. If a transaction does not meet the Company's indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statements of operations over the requisite service period (see Note 12). A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for awards granted to retirement eligible employees over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of such expense.

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

Business combinations — The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the date of acquisition. Contingent consideration, which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets, Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2020, 2019 and 2018, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables and accounts payable approximate their fair values at June 27, 2020 due to the short-term nature of these assets and liabilities. At June 27, 2020, and June 29, 2019, the Company had $20.9 million and $9.4 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. See Note 3 for discussion of the fair value of the Company’s derivative financial instruments, Note 7 for discussion of the fair value of the Company’s long-term debt and Note 10 for a discussion of the fair value of the Company’s pension plan assets.

Derivative financial instruments — See Note 3 for discussion of the Company’s accounting policies related to derivative financial instruments.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in "Other assets" in the Company's consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in "Other (expense) income, net" in the Company's consolidated statements of operations. As of June 27, 2020, the Company’s investments in ventures was not material to the consolidated balance sheets or consolidated statements of operations.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off-balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 7.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently adopted accounting pronouncements — The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” and its related amendments (collectively “ASC 842”) on June 30, 2019 (the first day of fiscal 2020) using the modified transition approach without restating the comparative period consolidated financial statements. The standard requires lessees to recognize a right-of-use asset and a short-term and long-term lease liability for all leases.

The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations or retained earnings. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classification to be carried forward without reassessment and the hindsight practical expedient. The Company elected to not separate lease and non-lease components for its real estate leases. Refer to Note 11 for additional disclosures related to leases.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” and its related amendments (collectively “ASC 815”), which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the qualification and application of hedge accounting compared to historical GAAP. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of ASC 815 in the first quarter of fiscal 2020 did not have an impact on the Company’s consolidated financial statements.

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

3. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of June 27, 2020 and June 29, 2019. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	June 27,	June 29,
	2020	2019

	(Thousands)
Prepaid and other current assets	$18,989	$5,511
Accrued expenses and other	15,605	6,154

The amount recorded to other (expense) income, net related to derivative financial instruments for economic hedges are as follows:

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Net derivative financial instrument gain	$12,739	$84	$2,735

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Shareholders’ equity

Accumulated comprehensive (loss) income

The following table includes the balances within accumulated other comprehensive loss:

	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Accumulated translation adjustments and other	$(199,151)	$(142,469)	$(78,848)
Accumulated pension liability adjustments, net of income taxes	(189,229)	(161,570)	(116,503)
Total accumulated other comprehensive loss	$(388,380)	$(304,039)	$(195,351)

Amounts reclassified out of accumulated comprehensive loss, net of tax, to operating expenses and discontinued operations during fiscal 2020, 2019 and 2018 substantially all related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2020, the Company repurchased 5.9 million shares under this program at an average market price of $40.28 per share for a total cost of $236.4 million. Repurchased shares were retired. Since the beginning of the repurchase program through the end of fiscal 2020, the Company has repurchased 64.7 million shares at an aggregate cost of $2.48 billion, and $469.0 million remaining under its share repurchase authorization.

As a result of the economic uncertainty caused by COVID-19, the Company has temporarily suspended share repurchases.

Common stock dividend

During fiscal 2020, the Company paid dividends of $0.84 per common share and $84.0 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost and consist of the following:

	June 27, 2020	June 29, 2019

	(Thousands)
Buildings	$124,007	$121,847
Machinery, fixtures and equipment	242,347	224,838
Information technology hardware and software	809,182	799,324
Leasehold improvements	117,036	107,659
Depreciable property, plant and equipment, gross	1,292,572	1,253,668
Accumulated depreciation	(938,002)	(886,062)
Depreciable property, plant and equipment, net	354,570	367,606
Land	23,618	23,874
Construction in progress	26,419	60,691
Property, plant and equipment, net	$404,607	$452,171

Depreciation expense including accelerated depreciation related to property, plant and equipment was $101.1 million, $97.2 million and $143.4 million in fiscal 2020, 2019 and 2018, respectively. Interest expense capitalized during fiscal 2020, 2019 and 2018 was not material.

Included as a component of restructuring, integration and other expenses was $10.9 million, $11.3 million and $52.9 million of accelerated depreciation expense for fiscal 2020, 2019 and 2018, respectively, associated with the changes in estimates of the useful life of certain information technology hardware and software in the Americas.

6. Goodwill, intangible assets and impairments

The following table presents the change in goodwill balances by reportable segment for fiscal year 2020.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 29, 2019 (1)	$390,896	$485,832	$876,728
Additions from acquisitions	28,819	—	28,819
Impairment of goodwill	(118,731)	—	(118,731)
Foreign currency translation	(3,148)	(9,934)	(13,082)
Carrying value at June 27, 2020 (2)	$297,836	$475,898	$773,734
(1)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018 and $137,396 from fiscal 2019.
(2)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018, $137,396 from fiscal 2019 and $118,731 from fiscal 2020.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s acquired identifiable intangible assets:

	June 27, 2020			June 29, 2019
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount (1)	Amortization	Value	Amount	Amortization	Value

	(Thousands)
Customer related	$300,937	$(266,759)	$34,178	$292,266	$(208,329)	$83,937
Trade name	51,698	(32,493)	19,205	52,760	(24,752)	28,008
Technology and other	53,641	(41,587)	12,054	63,753	(32,178)	31,575
	$406,276	$(340,839)	$65,437	$408,779	$(265,259)	$143,520
(1)	Acquired amount in fiscal 2020 reduced by $17,473 related to the impairment of intangible asset in the third quarter of fiscal 2020.

Intangible asset amortization expense was $81.1 million, $83.7 million and $91.5 million for fiscal 2020, 2019 and 2018, respectively. Intangible assets have a weighted average remaining useful life of approximately 2 years as of June 27, 2020.

The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2021	$38,528
2022	14,219
2023	6,275
2024	3,103
2025	1,472
Thereafter	1,840
Total	$65,437

Goodwill and long-lived asset impairment expense

During the third quarter of fiscal 2020, an interim goodwill impairment test was performed as of March 28, 2020. The macroeconomic impacts of the COVID-19 pandemic and the corresponding decline in the Company’s share price below tangible book value, were indicators in the third quarter of fiscal 2020, that goodwill was potentially not recoverable.

The Company recorded non-cash goodwill impairment expense of $120.5 million in the third quarter of fiscal 2020, and $118.7 million in fiscal 2020, related to reporting units in the Electronic Components (EC) reportable segment including goodwill in the Americas and goodwill associated with recent acquisitions. The impairment of goodwill in such reporting units was primarily the result of COVID-19 related impacts, including the significant decline in market capitalization during the quarter, as well as a reduction in expected future operating results.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also performed asset impairment testing over long-lived assets, including intangible assets and property, plant and equipment, as of March 28, 2020 due primarily to the same indicators that led to the interim goodwill impairment testing. As a result of such long-lived asset impairment testing, the Company recorded $25.4 million in impairment expense substantially all related to intangible assets.

Other impairment expense

During the third quarter of fiscal 2020, the Company also recorded $15.3 million of equity investment impairment expense classified within other (expense) income, net in the consolidated statements of operations.

7. Debt

Short-term debt consists of the following (in thousands):

	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

	Interest Rate		Carrying Balance
Bank credit facilities and other	5.69%	1.02%	$51	$538
Public notes due June 2020	—	5.88%	—	300,000
Short-term debt			$51	$300,538

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

The Company has an accounts receivable Securitization Program in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $500 million. The Securitization Program does not qualify for off-balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $703.8 million and $857.3 million at June 27, 2020, and June 29, 2019, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. The Securitization Program also requires the Company to maintain certain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 27, 2020. There were no borrowings outstanding under the Securitization Program as of June 27, 2020, and $227.3 million as of June 29, 2019. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 31, 2020, the Company amended the Securitization Program, which was due to expire on August 19, 2020. Among other changes, the term of the Securitization Program was extended to July 30, 2021, the amount of undivided interests in eligible receivables that may be sold pursuant to the Receivables Purchase Agreement was reduced from $500,000,000 to $450,000,000, and the minimum interest coverage and maximum leverage financial covenants were eliminated.

In April 2020, the Company redeemed the $300.0 million of outstanding 5.875% Notes due in June 2020 at a make-whole redemption price of $302.0 million.

Long-term debt consists of the following (in thousands):

	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

	Interest Rate		Carrying Balance
Revolving credit facilities:
Securitization Program	—	3.15%	$—	$227,300
Credit Facility (due June 2023)	1.28%	5.68%	230,000	1,100
Public notes due:
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.19%	1.00%	1,491	403
Long-term debt before discount and debt issuance costs			1,431,491	1,428,803
Discount and debt issuance costs – unamortized			(6,700)	(8,881)
Long-term debt			$1,424,791	$1,419,922

The Company has a five-year $1.25 billion Credit Facility with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of June 27, 2020. At June 27, 2020, and June 29, 2019, there were $1.6 million and $4.0 million, respectively, in letters of credit issued under the Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 4, 2020, the Company amended the Credit Facility, which among other changes temporarily reduced the minimum interest coverage covenant for each four fiscal quarter period ending on or around September 30, 2020 through and including June 30, 2021 and temporarily increased the maximum leverage covenant commencing in the four fiscal quarter period ending on or around September 30, 2020 through the four fiscal quarter period ending on or around September 30, 2021.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2021	$51
2022	530,758
2023	350,356
2024	299
2025	78
Thereafter	550,000
Subtotal	1,431,542
Discount and debt issuance costs – unamortized	(6,700)
Total debt	$1,424,842

At June 27, 2020, the carrying value and fair value of the Company’s total debt was $1.42 billion and $1.52 billion, respectively. At June 29, 2019, the carrying value and fair value of the Company’s total debt was $1.72 billion and $1.78 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 27, 2020	June 29, 2019

	(Thousands)
Accrued salaries and benefits	$200,987	$198,969
Accrued operating costs	121,701	107,621
Accrued interest and banking costs	24,068	17,257
Accrued restructuring costs	16,942	26,918
Accrued taxes payable	34,588	12,313
Accrued property, plant and equipment	9,009	12,957
Accrued other	65,629	37,661
Total accrued expenses and other	$472,924	$413,696

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income taxes

The components of income tax (benefit) expense (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, suspended interest deductions, certain accrued amounts and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018

	(Thousands)
Current:
Federal	$(127,312)	$(18,611)	$255,810
State and local	17,983	8,523	(3,174)
Foreign	22,816	78,988	104,156
Total current taxes	(86,513)	68,900	356,792
Deferred:
Federal	14,844	17,725	(70,172)
State and local	4,450	580	(10,551)
Foreign	(31,355)	(25,048)	11,897
Total deferred taxes	(12,061)	(6,743)	(68,826)
Income tax (benefit) expense	$(98,574)	$62,157	$287,966

The tax provision is computed based upon income (loss) from continuing operations before income taxes from both U.S. and foreign operations. U.S. loss from continuing operations before income taxes was $253.3 million, $68.5 million and $385.1 million, in fiscal 2020, 2019 and 2018, respectively, and foreign income from continuing operations before income taxes was $125.2 million, $310.8 million and $530.2 million in fiscal 2020, 2019 and 2018, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. The CARES Act allows net operating losses incurred in fiscal years 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company expects to utilize this carryback provision, which is generating a tax provision benefit in fiscal 2020.

The Company changed its historical assertion as of June 27, 2020, so that all of its unremitted foreign earnings are permanently reinvested as the current year remitted foreign earnings have provided sufficient liquidity for the foreseeable future. The Company believes any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
U.S. federal statutory rate	21.0%	21.0%	28.0%
State and local income taxes, net of federal benefit	4.7	0.3	(6.1)
Tax on foreign income, net of valuation allowances	5.1	(0.5)	(23.5)
Establishment/release of valuation allowances, net of U.S. tax expense	(28.9)	(3.2)	(0.1)
Change in unrecognized tax benefit reserves	20.3	17.9	(7.4)
Tax audit settlements	(5.6)	0.9	4.5
Impact of the Act - transition tax	—	7.1	158.5
Impact of the Act - deferred tax effects	—	(5.6)	4.2
Impact of the CARES Act	10.3	—	—
Impairment of investments, including goodwill	57.1	(8.0)	35.1
Other, net	(7.1)	(4.2)	5.3
Effective tax rate - continuing operations	76.9%	25.7%	198.5%

Tax rates on foreign income represents the impact of the difference between foreign rates and the U.S. federal statutory rate applied to foreign income or loss, foreign income taxed in the U.S. at rates other than its statutory rate, and the impact of valuation allowances previously established against the Company’s otherwise realizable foreign deferred tax assets, which are primarily net operating loss carry-forwards.

Avnet’s effective tax rate on loss before income taxes from continuing operations was a benefit of 76.9% in fiscal 2020 as compared with an effective tax rate of 25.7% of expense on fiscal 2019 income before income taxes. Included in the fiscal 2020 effective tax rate is a tax benefit arising from the reduction in value of certain businesses for tax purposes, partially offset by the establishment of valuation allowances against deferred tax assets that the Company no longer expects to realize the future benefit from.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “other assets” on the consolidated balance sheets, are as follows:

	June 27,	June 29,
	2020	2019

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$237,200	$241,747
Depreciation and amortization	16,585	1,583
Inventories valuation	35,509	28,441
Operating lease liabilities	67,814	—
Receivables valuation	11,868	9,138
Various accrued liabilities and other	102,298	41,268
	471,274	322,177
Less — valuation allowances	(283,721)	(231,463)
	187,553	90,714
Deferred tax liabilities:
Operating lease assets	(66,316)	—
Net deferred tax assets	$121,237	$90,714

The change in valuation allowances in fiscal 2020 from fiscal 2019 was primarily related to the $61.4 million establishment of valuation allowance as a result of changes to management’s expectation of its ability to realize certain tax assets in the United States.

As of June 27, 2020, the Company had net operating and capital loss carry-forwards of approximately $1.28 billion, of which $33.4 million will expire during fiscal 2021 and fiscal 2022, substantially all of which have full valuation allowances, $246.3 million have expiration dates ranging from fiscal 2023 to fiscal 2040, and the remaining $999.1 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels and types of income or losses, expectations and risk associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances as discussed further above.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 27, 2020, unrecognized tax benefits were $116.5 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $20.2 million and $23.4 million, net of applicable state tax benefits, as of the end of fiscal 2020 and 2019, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits are as follows:

	June 27, 2020	June 29, 2019

	(Thousands)
Balance at beginning of year	$123,765	$84,357
Additions for tax positions taken in prior periods	10,456	44,429
Reductions for tax positions taken in prior periods	(33,880)	(5,237)
Reductions related to tax rate change	—	(254)
Additions for tax positions taken in current period	23,611	11,343
Reductions related to settlements with taxing authorities	(5,480)	(2,001)
Reductions related to the lapse of applicable statutes of limitations	(21,339)	(6,787)
Adjustments related to foreign currency translation	(841)	(2,085)
Balance at end of year	$96,292	$123,765

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. To the extent that these estimates do not reflect the actual outcome there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire or new information becomes available as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings where the Company cannot control the timing. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $16.1 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $1.7 million.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2016 - 2020
Taiwan	2015 - 2020
Hong Kong	2014 - 2020
Germany	2010 - 2020
Singapore	2016 - 2020
Belgium	2017 - 2020
United Kingdom	2018 - 2020
Canada	2011 - 2020

In connection with the sale of the TS business during fiscal 2017, several legal entities were sold to the Buyer and post-closing tax obligations are the responsibility of the Buyer. Under the terms of the sale agreement, the Company still maintains responsibility for certain pre-closing taxes including any amounts that arise from audits or other judgments received from tax authorities. The Company believes that its current estimates related to tax reserves related to the TS business are reasonable, but future changes in facts and circumstances could results in significant changes in estimates that impact tax expense from discontinued operations in the period of change.

10. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. Employees (the “Plan”).

The Company’s Plan meets the definition of a defined benefit plan and as a result, the Company applies ASC 715 pension accounting to the Plan. The Plan is a cash balance plan that is similar in nature to a defined contribution plan in that a participant’s benefit is defined in terms of stated account balances. The Plan provides the Company with the benefit of applying any earnings on the Plan’s investments beyond the fixed return provided to participants, toward the Company’s future cash funding obligations. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours.

The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses its fiscal year end as the measurement date for determining pension expense and benefit obligations for each fiscal year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets and the funded status of the Plan as of the end of fiscal 2020 and 2019:

	June 27,	June 29,
	2020	2019

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$731,695	$685,160
Service cost	15,145	14,631
Interest cost	22,552	26,354
Actuarial loss	72,144	55,118
Benefits paid	(51,357)	(49,610)
Plan amendments	—	42
Benefit obligations at end of year	$790,179	$731,695
Changes in plan assets:
Fair value of plan assets at beginning of year	$664,063	$659,038
Actual return on plan assets	87,094	46,635
Benefits paid	(51,357)	(49,610)
Contributions	8,000	8,000
Fair value of plan assets at end of year	$707,800	$664,063
Funded status of the plan recognized as a non-current liability	$(82,379)	$(67,632)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$256,477	$235,384
Unamortized prior service cost	332	2,470
	$256,809	$237,854
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$35,721	$62,002
Net prior service cost	—	42
Amortization of net actuarial losses	(14,629)	(9,251)
Amortization of prior service (costs) credits	(2,137)	1,571
	$18,955	$54,364

Included in accumulated other comprehensive loss at June 27, 2020, is a before tax expense of $256.5 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $20.6 million is expected to be recognized as a component of net periodic pension cost during fiscal 2021. Also included is a before tax net cost of $0.3 million of prior service costs that have not yet been recognized in net periodic pension costs, of which $0.3 million is expected to be recognized as a component of net periodic pension costs during fiscal 2021.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2020	2019
Discount rate	2.7%	3.5%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 27, 2020. The estimated discount rate in fiscal 2020 and fiscal 2019

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

Assumptions used to determine net benefit costs are as follows:

	2020	2019
Discount rate	3.3%	4.1%
Expected return on plan assets	7.7%	8.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Service cost	$15,145	$14,631	$15,834
Total net periodic pension cost within selling, general and administrative expenses	15,145	14,631	15,834

Interest cost	22,552	26,354	23,732
Expected return on plan assets	(50,671)	(53,518)	(54,686)
Amortization of prior service cost (credit)	2,137	(1,571)	(1,573)
Recognized net actuarial loss	14,629	9,251	14,404
Total net periodic pension benefit within other (expense) income, net	(11,353)	(19,484)	(18,123)

Net periodic pension cost (benefit)	$3,792	$(4,853)	$(2,289)

The Company made $8.0 million and $8.0 million of contributions in fiscal 2020 and fiscal 2019, respectively, and expects to make approximately $16.0 million of contributions in fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2021	$49,144
2022	41,897
2023	44,868
2024	46,817
2025	48,149
2026 through 2030	259,412

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2020 and 2019:

	2020	2019
Return seeking investments	62%	58%
Fixed income investments	36%	42%
Cash and cash equivalents	2%	—

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio in order to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2021 is currently 7.4%, which represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. This assumption has been determined by combining expectations regarding future rates of return for the investment portfolio along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of June 27, 2020, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining portfolio of investments is to be invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of June 27, 2020:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$13,243	$—	$—	$—	$13,243
Return Seeking Investments:
Common stocks	—	—	—	254,917	254,917
Real estate	—	—	—	81,817	81,817
High yield credit and bonds	—	—	—	103,925	103,925
Fixed Income Investments:
U.S. government	—	—	—	218,573	218,573
Corporate	—	—	—	35,325	35,325
Total	$13,243	$—	$—	$694,557	$707,800

Certain investments included in the table above are measured at fair value using the net asset value per share (or its

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalent) practical expedient and are not included in the three levels of the fair value hierarchy.

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of June 27, 2020.

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

Year Ended
June 27, 2020
Operating lease cost	$75,748
Variable lease cost	20,804
Total lease cost	$96,552

Future minimum operating lease payments as of June 27, 2020, are as follows (in thousands):

Fiscal Year
2021	$61,497
2022	52,951
2023	44,975
2024	34,665
2025	29,215
Thereafter	152,229
Total future operating lease payments	375,532
Total imputed interest on operating lease liabilities	(68,500)
Total operating lease liabilities	$307,032

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Company’s adoption of ASC 842, future minimum operating lease payments as of June 29, 2019 were as follows (in thousands) on an undiscounted basis and excluding non-lease components:

Fiscal Year
2020	$68,710
2021	52,225
2022	42,069
2023	32,245
2024	23,305
Thereafter	85,196
Total lease payments	$303,750

Other information pertaining to operating leases consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.9
Weighted-average discount rate	3.9%

Supplemental cash flow information related to the Company’s operating leases for the year ended June 27, 2020, was as follows (in thousands):

Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$60,957
Operating lease assets obtained from new operating lease liabilities	51,747

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2020, 2019, and 2018, the Company recorded stock-based compensation expense of $26.8 million, $30.1 million, and $24.0 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At June 27, 2020, the Company had 7.7 million shares of common stock reserved for stock-based payments, which consisted of 1.5 million shares for unvested or unexercised stock options, 4.7 million shares available for stock-based awards under plans approved by shareholders, and 1.5 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2020, 2019 and 2018 was $2.9 million, $2.2 million and $(0.2) million, respectively.

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

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.6%	2.8%	2.0%
Weighted average volatility	23.7%	23.1%	26.3%
Dividend yield	2.3%	1.8%	2.0%

The following is a summary of the changes in outstanding options for fiscal 2020:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at June 29, 2019	1,236,639	$40.90	78 Months
Granted	383,984	39.72	110 Months
Exercised	(37,349)	24.98	5 Months
Forfeited or expired	(45,605)	42.61	93 Months
Outstanding at June 27, 2020	1,537,669	$40.94	75 Months
Exercisable at June 27, 2020	756,570	$39.88	56 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2020, 2019 and 2018 were $7.41, $10.74 and $8.33, respectively.

At June 27, 2020, the aggregate intrinsic value of all outstanding stock option awards and all exercisable stock option awards were inconsequential.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested stock options for the fiscal year 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 29, 2019	691,473	$10.00
Granted	383,984	7.41
Vested	(248,753)	10.08
Forfeited	(45,605)	9.42
Non-vested stock options at June 27, 2020	781,099	$8.73

As of June 27, 2020, there was $2.7 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2020, 2019 and 2018 were $7.9 million, $5.7 million and $3.6 million, respectively.

Cash received from stock option exercises during fiscal 2020, 2019, and 2018 totaled $0.9 million, $20.2 million, and $9.2 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 27, 2020, 1.0 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $26.1 million, $23.7 million and $23.0 million for fiscal years 2020, 2019 and 2018, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2020:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 29, 2019	909,177	$42.03
Granted	812,412	38.06
Vested	(616,852)	40.20
Forfeited	(88,915)	40.94
Non-vested restricted stock units at June 27, 2020	1,015,822	$40.06

As of June 27, 2020, there was $23.0 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2020, 2019 and 2018 was $24.8 million, $25.7 million and $26.0 million, respectively.

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

During each of fiscal 2020, 2019 and 2018, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured based upon the actual level of achievement of the defined performance goals and can range from 0% to 200% of the award grant. During fiscal 2020, 2019 and 2018, the Company recognized stock-based compensation expense associated with the Performance Share Program of $(3.8) million, $2.8 million and $0.2 million, respectively.

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

As of June 27, 2020, and June 29, 2019, the Company had aggregate estimated liabilities of $18.8 million and $14.7 million, respectively classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Earnings per share

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(29,533)	$180,111	$(142,889)
Loss from discontinued operations, net of tax	(1,548)	(3,774)	(13,535)
Net (loss) income	$(31,081)	$176,337	$(156,424)

Denominator:
Weighted average common shares for basic earnings per share	100,474	109,820	119,909
Net effect of dilutive stock based compensation awards	—	978	—
Weighted average common shares for diluted earnings per share	100,474	110,798	119,909
Basic (loss) earnings per share - continuing operations	$(0.29)	$1.64	$(1.19)
Basic loss per share - discontinued operations	(0.02)	(0.03)	(0.11)
Basic (loss) earnings per share	$(0.31)	$1.61	$(1.30)
Diluted (loss) earnings per share - continuing operations	$(0.29)	$1.63	$(1.19)
Diluted loss per share - discontinued operations	(0.02)	(0.04)	(0.11)
Diluted (loss) earnings per share	$(0.31)	$1.59	$(1.30)
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,431	410	1,495

For the fiscal years ended June 27, 2020, and June 30, 2018, the diluted net loss per share is the same as the basic net loss per share as the effect of all potential common shares would be anti-dilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Provision for doubtful accounts receivable	$12,111	$10,360	$6,033
Periodic pension cost	4,246	(4,256)	26,057
Other, net	28,692	(27,369)	11,755
Total	$45,049	$(21,265)	$43,845

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$9,009	$12,957	$23,400
Non-cash Financing Activities:
Unsettled share repurchases	—	$1,404	$3,425
Supplemental Cash Flow Information:
Interest	$137,995	$144,822	$99,929
Income tax net payments	25,116	172,834	113,130

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Millions)
Sales:
Electronic Components	$16,340.1	$18,060.3	$17,543.6
Farnell	1,294.2	1,458.3	1,493.3
	$17,634.3	$19,518.6	$19,036.9
Operating income (loss):
Electronic Components	$349.1	$614.9	$587.3
Farnell	75.5	159.3	151.9
	424.6	774.2	739.2
Corporate	(121.6)	(78.5)	(111.5)
Restructuring, integration and other expenses	(81.9)	(108.1)	(145.1)
Goodwill and intangible asset impairment expenses	(144.1)	(137.4)	(181.4)
Amortization of acquired intangible assets and other	(81.6)	(84.3)	(91.9)
	$(4.6)	$365.9	$209.2
Assets:
Electronic Components	$6,096.7	$6,795.0	$7,510.1
Farnell	1,472.1	1,580.3	1,598.7
Corporate	536.4	189.3	488.0
	$8,105.2	$8,564.6	$9,596.8
Capital expenditures:
Electronic Components	$46.3	$80.1	$127.5
Farnell	19.6	34.0	19.1
Corporate	7.6	8.6	9.3
	$73.5	$122.7	$155.9
Depreciation & amortization expense:
Electronic Components	$88.4	$86.6	$133.3
Farnell	88.5	88.5	94.5
Corporate	5.3	5.7	7.1
	$182.2	$180.8	$234.9
Sales, by geographic area:
Americas(1)	$4,755.3	$5,135.8	$5,011.4
EMEA(2)	5,753.4	6,762.9	6,790.9
Asia/Pacific(3)	7,125.6	7,619.9	7,234.6
	$17,634.3	$19,518.6	$19,036.9
Property, plant and equipment, net, by geographic area:
Americas(4)	$183.9	$213.8	$276.2
EMEA(5)	183.4	200.4	204.8
Asia/Pacific	37.3	38.0	41.9
	$404.6	$452.2	$522.9

(1)	Includes sales in the United States of $4.46 billion, $4.80 billion and $4.64 billion for fiscal 2020, 2019 and 2018, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in Germany and Belgium of $2.20 billion and $1.09 billion, respectively, for fiscal 2020. Includes sales in Germany and Belgium of $2.66 billion and $1.16 billion, respectively, for fiscal 2019. Includes sales in Germany and Belgium of $2.66 billion and $1.08 billion, respectively, for fiscal 2018.
(3)	Includes sales of $3.07 billion, $2.33 billion and $955.4 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2020. Includes sales of $3.20 billion, $2.52 billion and $1.02 billion in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2019. Includes sales of $2.71 billion, $2.63 billion and $949.5 million in Taiwan, China (including Hong Kong) and Singapore, respectively, for fiscal 2018.
(4)	Includes property, plant and equipment, net, of $179.4 million, $209.9 million and $271.4 million in the United States for fiscal 2020, 2019 and 2018, respectively.
(5)	Includes property, plant and equipment, net, of $84.9 million, $72.7 million and $22.4 million in Germany, the UK and Belgium, respectively, for fiscal 2020. Fiscal 2019 includes property, plant and equipment, net, of $95.2 million, $70.5 million and $25.2 million in Germany, the UK and Belgium, respectively. Fiscal 2018 includes property, plant and equipment, net, of $99.4 million, $52.5 million and $43.4 million in Germany, the UK and Belgium, respectively.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	June 27,	June 29,	June 30,
	2020	2019	2018

	(Millions)
Semiconductors	$13,440.3	$14,973.3	$14,890.9
Interconnect, passive & electromechanical (IP&E)	3,146.0	3,516.0	3,227.0
Computers	572.0	533.1	461.9
Other	476.0	496.2	457.1
	$17,634.3	$19,518.6	$19,036.9

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

		Facility
		and Contract	Asset
	Severance	Exit Costs	Impairments	Total

	(Thousands)
Fiscal 2020 restructuring expenses	$34,689	$3,743	$7,111	$45,543
Cash payments	(24,063)	(2,615)	—	(26,678)
Non-cash amounts	—	—	(7,111)	(7,111)
Other, principally foreign currency translation	(15)	(27)	—	(42)
Balance at June 27, 2020	$10,611	$1,101	$—	$11,712

Severance expense recorded in fiscal 2020 related to the reduction, or planned reduction, of over 500 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Asset impairments relate primarily to software long-lived assets that were impaired as a result of the restructuring of information technology operations including the re-prioritization of information technology initiatives and resources. Of the $45.5 million in restructuring expenses recorded during fiscal 2020, $32.4 million related to EC, $10.2 million related to Farnell and $2.9 million related to Corporate. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2021.

Fiscal 2019 and prior

During fiscal 2019 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during fiscal 2020 related to the restructuring liabilities from continuing operations established during fiscal 2019 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at June 29, 2019	$21,537	$5,381	$26,918
Cash payments	(14,321)	(3,409)	(17,730)
Changes in estimates, net	(3,713)	379	(3,334)
Other, principally foreign currency translation	(539)	(85)	(624)
Balance at June 27, 2020	$2,964	$2,266	$5,230

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this report on Form 10-K. Based on such evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2020. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 27, 2020.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 27, 2020, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2020, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2020.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 17, 2020.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and supplementary data are listed in the index included under Item 8 of this Report.

The exhibits listed below are filed as part of this report.

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

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 12, 2001).

3.2	By-laws of the Company, effective May 9, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2014).

4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on August 15, 2019).

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

4.4	Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.5

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

Executive Compensation Plans and Arrangements

10.1

Letter Agreement between the Company and William Amelio dated September 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2016).

10.2

Letter Agreement between the Company and Thomas Liguori dated December 25, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2017).

10.3

Form of Letter Agreement between the Company and Ken Arnold, Peter Bartolotta, Philip Gallagher and Michael McCoy (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.4	Form of Employment Agreement between the Company and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.5

Form of Change of Control Agreement between the Company and William Amelio, Thomas Liguori, Ken Arnold, Peter Bartolotta, Philip Gallagher, Michael McCoy and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

10.6	Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2006).

10.7	Avnet Executive Severance Plan (Effective as of August 10, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2017).

10.8	Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.9	Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.10

Avnet, Inc. 2006 Stock Compensation Plan (Amended and Restated Effective Generally as of January 1, 2009) (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 13, 2010).

10.11

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

10.12

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

10.14

Avnet, Inc. 2013 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

10.15

Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of restricted stock unit term sheet
(b) Form of nonqualified stock option term sheet
(c) Form of performance-based stock option term sheet
(d) Form of performance stock unit term sheet
(incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.16

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filing on August 17, 2018). Refer to Exhibit 10.15, above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

10.17

(a) Avnet Deferred Compensation Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

(b) First Amendment to the May 8, 2018 Amended and Restated Avnet Deferred Compensation Plan, dated February 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-Q filed on May 1, 2020).

10.18

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective as of May 8, 2018) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filing on August 17, 2018).

Bank Agreements

10.19	Securitization Program

(a) Receivables Sale Agreement: (1) Second Amended and Restated Receivables Sale Agreement, dated August 16, 2018, between Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2018).

(2) Amendment No. 1 to the Second Amended and Restated Receivables Sale Agreement, dated July 31, 2020, among Avnet, Inc. and Avnet Receivables Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2020).

(b) Receivables Purchase Agreement: (1) Fourth Amended and Restated Receivables Purchase Agreement, dated August 16, 2018, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and Wells Fargo Bank, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2018).

(2) Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated February 28, 2020, among Avnet, Inc., Avnet Receivables Corporation, the companies and financial institutions party thereto and Wells Fargo Bank, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 1, 2020).

(3) Amendment No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 31, 2020, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020).

10.20

(a) Amended and Restated Credit Agreement dated as of June 28, 2018, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

(b) Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 3, 2020, among Avnet, Inc, Avnet Holding Europe BVBA, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2020).

21.1	*	List of subsidiaries of the Company as of June 27, 2020.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 27, 2020, June 29, 2019, and June 30, 2018

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2020
Allowance for doubtful accounts	$53,499	$12,111		$—		$(6,592)	(a)	$59,018
Valuation allowance on tax loss carry-forwards	231,463	50,018	(b)	2,240	(c)	—		283,721
Fiscal 2019
Allowance for doubtful accounts	48,959	$10,360		—		(5,820)	(a)	53,499
Valuation allowance on tax loss carry-forwards	239,483	(5,274)	(d)	(2,746)	(e)	—		231,463
Fiscal 2018
Allowance for doubtful accounts	47,272	6,033		—		(4,346)	(a)	48,959
Valuation allowance on tax loss carry-forwards	241,687	(4,704)	(d)	2,500	(e)	—		239,483
(a)	Uncollectible receivables written off.
(b)	Primarily represents establishment of valuation allowance and impact of current year activities.
(c)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.
(d)	Primarily represents a reduction due to the release of a valuation allowance.
(e)	Primarily related to impact of prior year activities and foreign currency exchange on valuation allowances previously established in various foreign jurisdictions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 14, 2020	By:	/s/ PHILIP R. GALLAGHER
Philip R. Gallagher
Interim Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of Phil R. Gallagher and Thomas Liguori his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2020.

Signature	Title

/s/ PHILIP R. GALLAGHER Philip R. Gallagher	Interim Chief Executive Officer (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chair of the Board and Director

/s/ CARLO BOZOTTI Carlo Bozotti	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ ADALIO T. SANCHEZ Adalio T. Sanchez	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Controller (Principal Accounting Officer)