Form 10-Q
period 2020-10-03
AVNET INC
filed 2020-10-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

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

As of October 21, 2020, the total number of shares outstanding of the registrant’s Common Stock was 98,829,336 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3,	June 27,
	2020	2020

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$483,056	$477,038
Receivables	2,964,531	2,928,386
Inventories	2,944,673	2,731,988
Prepaid and other current assets	209,928	191,394
Total current assets	6,602,188	6,328,806
Property, plant and equipment, net	404,136	404,607
Goodwill	798,865	773,734
Intangible assets, net	47,448	65,437
Operating lease assets	288,669	275,917
Other assets	240,089	256,696
Total assets	$8,381,395	$8,105,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$166,992	$51
Accounts payable	2,005,126	1,754,078
Accrued expenses and other	535,376	472,924
Short-term operating lease liabilities	58,912	53,313
Total current liabilities	2,766,406	2,280,366
Long-term debt	1,195,203	1,424,791
Long-term operating lease liabilities	262,850	253,719
Other liabilities	379,425	419,923
Total liabilities	4,603,884	4,378,799
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 98,843,595 shares and 98,792,542 shares, respectively	98,844	98,793
Additional paid-in capital	1,599,331	1,594,140
Retained earnings	2,367,720	2,421,845
Accumulated other comprehensive loss	(288,384)	(388,380)
Total shareholders’ equity	3,777,511	3,726,398
Total liabilities and shareholders’ equity	$8,381,395	$8,105,197

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands, except per share amounts)
Sales	$4,723,059	$4,630,009
Cost of sales	4,206,979	4,086,170
Gross profit	516,080	543,839
Selling, general and administrative expenses	471,158	456,503
Restructuring, integration and other expenses	26,420	24,598
Operating income	18,502	62,738
Other (expense) income, net	(19,498)	4,931
Interest and other financing expenses, net	(22,301)	(33,631)
Income (loss) before taxes	(23,297)	34,038
Income tax benefit	(4,408)	(7,714)
Net (loss) income	$(18,889)	$41,752

Earnings (loss) per share:
Basic	$(0.19)	$0.40
Diluted	$(0.19)	$0.40

Shares used to compute earnings per share:
Basic	98,897	103,130
Diluted	98,897	104,377
Cash dividends paid per common share	$0.21	$0.21

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Net (loss) income	$(18,889)	$41,752
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	90,373	(102,146)
Pension adjustments, net	9,623	3,813
Total comprehensive income (loss)	$81,107	$(56,581)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	$98,844	$1,599,331	$2,367,720	$(288,384)	$3,777,511

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Translation adjustments and other	—	—	—	—	(102,146)	(102,146)
Pension liability adjustments, net	—	—	—	—	3,813	3,813
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(18,889)	$41,752

Non-cash and other reconciling items:
Depreciation	21,845	24,669
Amortization	20,117	19,911
Amortization of operating lease assets	14,079	15,839
Deferred income taxes	6,614	(3,970)
Stock-based compensation	4,961	7,218
Asset impairment expense	15,166	—
Other, net	10,898	8,034
Changes in (net of effects from businesses acquired and divested):
Receivables	(7,116)	(6,703)
Inventories	(136,426)	(64,194)
Accounts payable	228,740	189,746
Accrued expenses and other, net	(37,545)	(36,660)
Net cash flows provided by operating activities	122,444	195,642

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	166,900	110,800
Repayments under senior unsecured credit facility, net	(234,190)	(1,100)
Repayments under bank credit facilities and other debt, net	(545)	(745)
Repurchases of common stock	—	(110,805)
Dividends paid on common stock	(20,756)	(21,451)
Other, net	281	548
Net cash flows used for financing activities	(88,310)	(22,753)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,998)	(29,864)
Acquisitions of assets	(18,700)	—
Other, net	753	(12,515)
Net cash flows used for investing activities	(37,945)	(42,379)

Effect of currency exchange rate changes on cash and cash equivalents	9,829	(12,507)

Cash and cash equivalents:
— increase	6,018	118,003
— at beginning of period	477,038	546,105
— at end of period	$483,056	$664,108

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

Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Certain reclassifications have been made in prior periods to conform to the current period presentation.

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2021 contains 53 weeks compared to fiscal 2020, which contained 52 weeks. As a result, the first quarter of fiscal 2021 ended October 3, 2020 contained 14 weeks compared to the first quarter of fiscal 2020 ended September 28, 2019, which contained 13 weeks.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. The adoption of ASU No. 2018-15 in the first quarter of fiscal 2021 did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13") and also issued subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11 (collectively, Topic 326). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. On June 28, 2020, the Company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $17.2 million ($14.5 million, net of tax of $2.7 million). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied at the time the asset, or pool of assets, is recognized.

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. This guidance is effective upon issuance through December 31, 2022. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2020-04.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), (“ASU No. 2019-12”) which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. ASU No. 2018-14 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. The Company’s planned adoption of ASU No. 2018-14 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Summary of significant accounting policies

Except for the changes below, no material changes have been made to the Company’s significant accounting policies as disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K filed on August 14, 2020 for the year ended June 27, 2020.

Receivables – Receivables, predominately comprised of trade accounts and notes receivable, are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. The Company estimates the allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. Adjustments to historical loss information are made for differences in current receivable-specific risk characteristics such as changes in customer behavior, economic and industry changes, or other relevant factors. Expected credit losses are estimated on a pooled basis, when similar risk characteristics exist.

3. Acquisitions

In the first quarter of fiscal 2021, the Company completed an asset acquisition. The impact of this asset acquisition was not material to the Company’s consolidated balance sheets or statements of operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	October 3,	June 27,
	2020	2020

	(In thousands)
Receivables	$3,046,058	$2,993,404
Allowance for Credit Losses	(81,527)	(65,018)

The Company had the following activity in the allowance for credit losses during the first quarter of fiscal 2021:

October 3,
2020
(In thousands)
Balance at June 27, 2020	$65,018
Effect of adoption of ASU No. 2016-12 (Note 1)	17,205
Credit Loss Provision	1,786
Credit Loss Recoveries	(126)
Write offs	(4,023)
Foreign Currency Effect and Other	1,667
Balance at October 3, 2020	$81,527

5. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended October 3, 2020.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 27, 2020 (1)	$297,836	$475,898	$773,734
Foreign currency translation	6,606	18,525	25,131
Carrying value at October 3, 2020 (1)	$304,442	$494,423	$798,865
(1)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018, $137,396 from fiscal 2019 and $118,731 from fiscal 2020.

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the first quarter of fiscal 2021, the Company concluded that an interim goodwill impairment test was not required.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at October 3, 2020 and June 27, 2020, respectively.

	October 3, 2020			June 27, 2020
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$311,121	$(291,936)	$19,185	$300,937	$(266,759)	$34,178
Trade name	53,729	(35,914)	17,815	51,698	(32,493)	19,205
Technology and other	55,666	(45,218)	10,448	53,641	(41,587)	12,054
	$420,516	$(373,068)	$47,448	$406,276	$(340,839)	$65,437

(1)Acquired amount reduced by impairment of $17,473 from fiscal 2020.

Intangible asset amortization expense was $20.1 million and $19.9 million for the first quarters of fiscal 2021 and 2020, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2021 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2021	$20,058
2022	14,668
2023	6,415
2024	2,995
2025	1,472
2026	1,472
Thereafter	368
Total	$47,448

6. Debt

Short-term debt consists of the following (carrying balances in thousands):

	October 3,	June 27,	October 3,	June 27,
	2020	2020	2020	2020

	Interest Rate		Carrying Balance
Bank credit facilities and other	8.45%	5.69%	$92	$51
Accounts receivable securitization program	1.20%	—	166,900	—
Short-term debt			$166,992	$51

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2020, the Company amended and extended for one year, its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $728.4 million and $703.8 million at October 3, 2020 and June 27, 2020, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 1.05% The facility fee on the unused balance of the facility is up to 0.40%.

Long-term debt consists of the following (carrying balances in thousands):

	October 3,	June 27,	October 3,	June 27,
	2020	2020	2020	2020

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due June 2023)	—	1.28%	$—	$230,000
Public notes due:
December 2021	3.75%	3.75%	300,000	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.18%	1.19%	1,518	1,491
Long-term debt before discount and debt issuance costs			1,201,518	1,431,491
Discount and debt issuance costs – unamortized			(6,315)	(6,700)
Long-term debt			$1,195,203	$1,424,791

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants, which were amended during the first quarter of fiscal 2021, requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 3, 2020 and June 27, 2020.

As of October 3, 2020 and June 27, 2020, there were $1.3 million and $1.6 million, respectively, in letters of credit issued under the Credit Facility.

As of October 3, 2020, the carrying value and fair value of the Company’s total debt was $1.36 billion and $1.46 billion, respectively. At June 27, 2020, the carrying value and fair value of the Company’s total debt was $1.42 billion and $1.52 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 18 years. The Company’s equipment leases are primarily for automobiles and equipment, and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	First Quarters Ended
	October 3, 2020	September 28, 2019
Operating lease cost	$18,402	$18,802
Variable lease cost	6,288	5,268
Total lease cost	$24,690	$24,070

Future minimum operating lease payments as of October 3, 2020 are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2021	$51,333
2022	59,795
2023	50,999
2024	38,900
2025	32,006
Thereafter	156,634
Total future operating lease payments	389,667
Total imputed interest on operating lease liabilities	(67,905)
Total operating lease liabilities	$321,762

Other information pertaining to operating leases consists of the following:

	First Quarters Ended
	October 3, 2020	September 28, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.3	9.6
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases for the first quarters ended October 3, 2020 and September 28, 2019, respectively, was as follows (in thousands):

	First Quarters Ended
	October 3, 2020	September 28, 2019
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$14,710	$15,322
Operating lease assets obtained from new operating lease liabilities	21,718	6,404

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of October 3, 2020 and June 27, 2020. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	October 3,	June 27,
	2020	2020

	(Thousands)
Prepaid and other current assets	$8,480	$18,989
Accrued expenses and other	18,471	15,605

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Net derivative financial instrument (loss) gain	$(7,816)	$9,500

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Commitments and contingencies

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

As of October 3, 2020 and June 27, 2020, the Company had aggregate estimated liabilities of $18.8 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first quarter of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

10. Income taxes

The Company’s effective tax rate on its loss before taxes was a benefit of 18.9% in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions.

During the first quarter of fiscal 2020, the Company’s effective tax rate on its income before taxes was a benefit of 22.7%. During the first quarter of fiscal 2020, the Company’s effective tax rate was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions.

The Company’s effective tax rate may change in future periods due to changes in tax laws and issuance of additional guidance and regulations of tax laws.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Service cost	$3,938	$3,786
Total net periodic pension cost within selling, general and administrative expenses	3,938	3,786

Interest cost	3,976	5,638
Expected return on plan assets	(12,420)	(12,668)
Amortization of prior service cost	75	534
Recognized net actuarial loss	5,151	3,637
Total net periodic pension benefit within other (expense) income, net	(3,218)	(2,859)

Net periodic pension cost	$720	$927

The Company made $8.0 million of contributions during the first quarter of fiscal 2021 and expects to make additional contributions to the Plan of $8.0 million in the remainder of fiscal 2021.

12. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the first quarter ended October 3, 2020, the Company did not repurchase any shares under this program. As of October 3, 2020, the Company had $469.0 million remaining under its share repurchase authorization.

Common stock dividend

In August 2020, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $20.8 million were made in September 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings per share

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands, except per share data)
Numerator:
Net (loss) income	$(18,889)	$41,752

Denominator:
Weighted average common shares for basic earnings per share	98,897	103,130
Net effect of dilutive stock based compensation awards	—	1,247
Weighted average common shares for diluted earnings per share	98,897	104,377
Basic (loss) earnings per share	$(0.19)	$0.40
Diluted (loss) earnings per share	$(0.19)	$0.40
Stock options excluded from earnings per share calculation due to anti-dilutive effect	875	388

A

For the first quarter of fiscal 2021, the diluted net loss per share is the same as the basic net loss per share as the effect of all potential common shares would be anti-dilutive.

14. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$3,173	$7,500
Non-cash Financing Activities:
Unsettled share repurchases	—	$2,734
Supplemental Cash Flow Information:
Interest	$12,538	$19,214
Income tax net payments (refunds)	19,258	(5,192)

Included in cash and cash equivalents as of October 3, 2020 and June 27, 2020 was $5.8 million and $20.9 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Segment information

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

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Sales:
Electronic Components	$4,382,148	$4,294,187
Farnell	340,911	335,822
	4,723,059	4,630,009
Operating income:
Electronic Components	$84,440	$112,286
Farnell	11,959	21,805
	96,399	134,091
Corporate	(31,302)	(26,677)
Restructuring, integration and other expenses	(26,420)	(24,598)
Amortization of acquired intangible assets and other	(20,175)	(20,078)
Operating income	$18,502	$62,738

Sales, by geographic area:
Americas (1)	$1,205,695	$1,215,757
EMEA (2)	1,480,674	1,470,924
Asia/Pacific (3)	2,036,690	1,943,328
Sales	$4,723,059	$4,630,009

(1)	Includes sales from the United States of $1.13 billion and $1.14 billion for the first quarters ended October 3, 2020 and September 28, 2019, respectively.

(2)

Includes sales from Germany and Belgium of $574.8 million and $294.4 million, respectively, for the first quarter ended October 3, 2020. Includes sales from Germany and Belgium of $580.3 million and $277.8 million, respectively, for the first quarter ended September 28, 2019.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $631.8 million, $916.3 million and $272.0 million, respectively, for the first quarter ended October 3, 2020. Includes sales from China (including Hong Kong), Taiwan and Singapore of $623.5 million, $870.4 million and $239.6 million, respectively, for the first quarter ended September 28, 2019.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 3,	June 27,
	2020	2020

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$173,378	$183,892
EMEA (2)	192,997	183,382
Asia/Pacific	37,761	37,333
Property, plant, and equipment, net	$404,136	$404,607

(1)	Includes property, plant and equipment, net, of $169.2 million and $179.4 million as of October 3, 2020 and June 27, 2020, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $86.1 million, $80.8 million and $22.5 million in Germany, the United Kingdom and Belgium, respectively, as of October 3, 2020; and $84.9 million, $72.7 million and $22.4 million in Germany, the United Kingdom and Belgium, respectively, as of June 27, 2020.

16. Restructuring expenses

Fiscal 2021

During fiscal 2021, the Company undertook restructuring actions in order to improve operating efficiencies and reduce operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities associated with restructuring activities established during fiscal 2021 is presented in the following table:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Fiscal 2021 restructuring expenses	$24,815	$2,037	$26,852
Cash payments	(4,732)	(200)	(4,932)
Non-cash amounts	—	—	—
Other, principally foreign currency translation	(38)	(2)	(40)
Balance at October 3, 2020	$20,045	$1,835	$21,880

Severance expense recorded in the first quarter of fiscal 2021 related to the reduction, or planned reduction, of over 150 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Of the $26.9 million in restructuring expenses recorded during the first quarter of fiscal 2021, $12.3 million related to EC, $9.2 million related to Farnell and $5.4 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2020 and prior

During fiscal 2020 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first quarter of fiscal 2021 related to the remaining restructuring liabilities established during fiscal 2020 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at June 27, 2020	$13,574	$3,368	$16,942
Cash payments	(1,802)	(208)	(2,010)
Changes in estimates, net	(304)	(33)	(337)
Other, principally foreign currency translation	390	99	489
Balance at October 3, 2020	$11,858	$3,226	$15,084

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2021.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, access to financial markets and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters, pandemics and health related crisis, social unrest or warehouse modernization and relocation efforts; risks related to cyber-attacks and the Company’s information systems, including related to current or future implementations; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, and liquidity and access to financing; geopolitical events, including the uncertainty caused by the United Kingdom’s planned exit from the European Union commonly referred to as “Brexit”; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended October 3, 2020, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020. The Company operates on a “52/53 week” fiscal year and fiscal 2021 contains 53 weeks compared to 52 weeks in fiscal 2020. As a result, the first quarter of fiscal 2021 ended October 3, 2020, contained 14 weeks and the first quarter of fiscal 2020 ended September 28, 2019 contained 13 weeks. This extra week in the first quarter of fiscal 2021 impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income (loss) excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	First Quarters Ended
	October 3,	September 28,
	2020	2019

	(Thousands)
Operating income	$18,502	$62,738
Restructuring, integration and other expenses	26,420	24,598
Amortization of acquired intangible assets and other	20,175	20,078
Adjusted operating income	$65,097	$107,414

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

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA and (iii) Asia. A summary of each operating group is provided in Note 15, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Significant Risks and Uncertainties

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As the scope and duration of the COVID-19 pandemic is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factor regarding the impacts of the COVID-19 pandemic included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Executive Summary

Sales of $4.72 billion were up 2.0% year over year as compared to prior year sales of $4.63 billion. Excluding the impact of the additional week in the first quarter of fiscal 2021, sales decreased $212.9 million or 4.6% and decreased 6.0% in constant currency year-over-year. The organic decreases in sales are a result of the negative impacts from the COVID-19 pandemic on both operating segments across all three regions, and from lower sales of Texas Instruments’ (“TI”) products due to the termination of the Company’s TI distribution agreement in the second quarter of fiscal 2021.

Gross profit margin of 10.9% decreased 82 basis points compared to 11.7% in the first quarter of fiscal 2020 primarily due to a combination of geographical market mix, product and customer mix, and overall declines in gross profit margin due to the negative impacts from the COVID-19 pandemic.

Operating income of $18.5 million decreased $44.2 million or 70.5% as compared to first quarter of fiscal 2020 operating income. Operating income margin was 0.4% in the first quarter of fiscal 2021 as compared to 1.4% in the first quarter of fiscal 2020. Adjusted operating income margin was 1.4% in the first quarter of fiscal 2021 as compared to 2.3% in the first quarter of fiscal 2020, a decline of 94 basis points. The decrease in adjusted operating income and adjusted operating income margin is primarily due to the decrease in gross profit margin.

Sales

The following table presents the reconciliation of reported sales to organic sales for the first quarter of fiscal 2021 by region and by operating group.

		Estimated			Organic
	Sales	Extra	Organic		Sales
	As Reported	Week in	Sales	TI Sales	Adj for TI
	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal
	2021	2021 (1)	2021	2021(2)	2021(2)

	(in thousands)
Avnet	$4,723,059	$306,000	$4,417,059	$240,984	$4,176,075
Avnet by region
Americas	$1,205,695	$77,000	$1,128,695	$68,500	$1,060,195
EMEA	1,480,674	97,000	1,383,674	102,910	1,280,764
Asia	2,036,690	132,000	1,904,690	69,574	1,835,116
Avnet by operating group
EC	$4,382,148	$284,000	$4,098,148	$240,984	$3,857,164
Farnell	340,911	22,000	318,911	—	318,911

___________

(1)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.
(2)	Sales adjusted for the impact of the termination of the Texas Instruments (“TI”) distribution contract, which will be completed by December 2020. Sales of TI products were $241 million in the first quarter of fiscal 2021 and $443 million in the first quarter of fiscal 2020.

The following table presents reported and organic sales growth rates for the first quarter of fiscal 2021 as compared to fiscal 2020 by region and by operating group.

							Organic
			Sales			Organic	Sales
			As Reported			Sales	Adj for TI
	Sales	Sales	Year-Year %	Organic	Organic	Year-Year %	Year-Year %
	As Reported	As Reported	Change in	Sales	Sales	Change in	Change in
	Q1-Fiscal	Year-Year	Constant	Q1-Fiscal	Year-Year	Constant	Constant
	2021	% Change	Currency	2021	% Change	Currency	Currency(1)

	(Dollars in thousands)
Avnet	$4,723,059	2.0%	0.6%	$4,417,059	(4.6)%	(6.0)%	(1.8)%
Avnet by region
Americas	$1,205,695	(0.8)%	(0.8)%	$1,128,695	(7.2)%	(7.2)%	(4.9)%
EMEA	1,480,674	0.7	(3.6)	1,383,674	(5.9)	(10.2)	(7.7)
Asia	2,036,690	4.8	4.6	1,904,690	(2.0)	(2.2)	4.6
Avnet by operating group
EC	$4,382,148	2.1%	0.7%	$4,098,148	(4.6)%	(5.9)%	(1.3)%
Farnell	340,911	1.5	(0.5)	318,911	(5.0)	(7.1)	(7.1)

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement, which will be completed by December 2020.

Sales of $4.72 billion for the first quarter of fiscal 2021 were up $93.1 million, or 2.0%, from the prior year first quarter sales of $4.63 billion. Organic sales in constant currency in the first quarter of fiscal 2021 decreased by 6.0% over the prior year first quarter as a result of decreased sales in both operating groups and across all three regions.

EC sales of $4.38 billion in the first quarter of fiscal 2021 increased $88.0 million or 2.1% from the prior year first quarter sales of $4.29 billion. On an organic basis, EC sales decreased 4.6% year over year and 5.9% in constant currency. This decrease was across all three regions and resulted primarily from the negative impacts of COVID-19 and lower sales of TI products.

Farnell sales for the first quarter of fiscal 2021 were $340.9 million, an increase of $5.1 million or 1.5% from the prior year first quarter sales of $335.8 million. Organic sales decreased $16.9 million or 5.0% year over year and decreased 7.1% in constant currency. These decreases were a result of the negative impacts of COVID-19 and the related impact on market demand.

On a regional basis, organic sales in the first quarter of fiscal 2021 declined 7.2% in the Americas, 10.2% in EMEA in constant currency and 2.2% in Asia in constant currency.

Gross Profit and Gross Profit Margins

Gross profit for the first quarter of fiscal 2021 was $516.1 million, a decrease of $27.7 million, or 5.1%, from the first quarter of fiscal 2020 gross profit of $543.8 million. Gross profit margin decreased to 10.9% or 82 basis points from the first quarter of fiscal 2020 gross profit margin of 11.7% driven by declines in gross profit margin in both operating groups. The declines in gross profit margin in both operating groups are primarily due to a combination of geographical market mix, unfavorable changes in product and customer mix, and overall declines in gross profit margin due to current market conditions including the impacts of COVID-19. Sales in the higher margin western regions represented approximately 57% of sales in the first quarter of fiscal 2021 as compared to 58% during the first quarter of fiscal 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $471.2 million in the first quarter of fiscal 2021, an increase of $14.7 million, or 3.2%, from the first quarter of fiscal 2020. The year-over-year increase in SG&A expenses was primarily due to increases in SG&A expenses from the extra week in the first quarter of fiscal 2021, the impact of foreign currency due to the weakening of the U.S. Dollar and the impacts of the COVID-19 pandemic, partially offset by cost savings from restructuring activities.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2021, SG&A expenses as a percentage of sales were 10.0% and as a percentage of gross profit were 91.3%, as compared with 9.9% and 83.9%, respectively, in the first quarter of fiscal 2020. The increase in SG&A expenses as a percentage of gross profit is primarily the result of the decrease in gross profit margin.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and reducing operating costs, the Company has incurred certain restructuring costs. These costs also relate to the continued transformation of the Company’s information technology, distribution center footprint and business operations. In addition, the Company incurred integration and other costs and benefitted from a gain on a legal settlement. Integration costs are primarily related to the integration of certain regional and global businesses and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses, including acquisition related costs and specific and incremental costs incurred associated with the impacts of the COVID-19 pandemic. Included in restructuring, integration and other expenses is a gain of $8.2 million resulting from a legal settlement.

The Company recorded restructuring, integration and other expenses of $26.4 million during the first quarter of fiscal 2021. The Company recorded $26.9 million of restructuring costs in the first quarter of fiscal 2021, which are expected to provide approximately $21.0 million in annual operating expense savings once such restructuring actions are completed. During the first quarter of fiscal 2021, the Company also incurred integration costs of $7.3 million and other charges of $0.7 million offset by a gain on legal settlement of $8.2 million and a reversal of $0.3 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $21.8 million and $0.22 per share on a diluted basis.

See Note 16 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the first quarter of fiscal 2021 was $18.5 million, a decrease of $44.2 million, or 70.5%, from the first quarter of fiscal 2020 operating income of $62.7 million. The year-over-year decrease in operating income was primarily driven by the decline in gross profit margin as compared to the first quarter of fiscal 2020. Adjusted operating income for the first quarter of fiscal 2021 was $65.1 million, a decrease of $42.3 million, or 39.4%, from the first quarter of fiscal 2020. The year-over-year decrease in adjusted operating income was primarily driven by the decline in gross profit margin discussed further above.

EC operating income margin decreased 68 basis points year over year to 1.9% and Farnell operating income margin decreased 298 basis points year over year to 3.5%. These declines were primarily driven by the decline in gross profit margin.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the first quarter of fiscal 2021 was $22.3 million, a decrease of $11.3 million, or 33.7%, as compared with interest and other financing expenses of $33.6 million in the first quarter of fiscal 2020. The decrease in interest and other financing expenses in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily related to lower outstanding borrowings in the first quarter of fiscal 2021.

During the first quarter of fiscal 2021, the Company had $19.5 million of other expense as compared with $4.9 million of other income in the first quarter of fiscal 2020. The year-over-year differences in other income was primarily due to the $15.2 million of equity investment impairment expense included in the other expense in the first quarter of fiscal 2021 and differences in foreign currency exchange rates between the first quarters of fiscal 2021 and fiscal 2020.

Income Tax Expense

The Company’s effective tax rate on its loss before taxes was a benefit of 18.9% in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions.

See Note 10 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on the effective tax rate.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net loss for the first quarter of fiscal 2021 was $18.9 million, or $0.19 per share on a diluted basis, as compared with net income of $41.8 million, or $0.40 per share on a diluted basis, in the first quarter of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2021, the Company generated $122.4 million of cash flow from operations compared to $195.6 million of cash generated in the first quarter of fiscal 2020. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $47.7 million during the first quarter of fiscal 2021, including an increase in accounts payable of $228.7 million, offset by increases in inventories of $136.4 million and accounts receivable of $7.1 million, and a decrease in accrued expenses and other of $37.5 million. Comparatively, cash generated from working capital and other was $82.2 million during the first quarter of fiscal 2020, including an increase in accounts payable of $189.7 million, offset by increases in inventories of $64.2 million and accounts receivable of $6.7 million, and a decrease in accrued expenses and other of $36.7 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2021, the Company received net proceeds of $166.9 million under the Securitization Program and made a net repayment of $234.2 million under the Credit Facility. During the first quarter of fiscal 2021, the Company paid dividends on common stock of $20.8 million.

During the first quarter of fiscal 2020, the Company received net proceeds of $110.8 million under the Securitization Program. During the first quarter of fiscal 2020, the Company paid dividends on common stock of $21.5 million and repurchased $110.8 million of common stock.

Cash Flow from Investing Activities

During the first quarter of fiscal 2021, the Company used $20.0 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $29.9 million for capital expenditures in the first quarter of fiscal 2020. During the first quarter of fiscal 2021, the Company paid $18.7 million for an asset acquisition. The Company paid $12.8 million for other investing activities during the first quarter of fiscal 2020.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020. With the exception of the Company’s debt transactions discussed herein, there are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 6, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of October 3, 2020. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of October 3, 2020 and June 27, 2020.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2021 was $1.6 million.

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

Liquidity

The Company held cash and cash equivalents of $483.1 million as of October 3, 2020, of which $412.1 million was held outside the United States. As of June 27, 2020, the Company held cash and cash equivalents of $477.0 million, of which $411.2 million was held outside of the United States.

As of the end of the first quarter of fiscal 2021, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.3 million in letters of credit issued under the Credit Facility and $166.9 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.48 billion of total availability as of October 3, 2020. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the Americas to support desired borrowings.

Borrowings under the Credit Facility require the Company to maintain certain financial and other covenants and the Securitization has cross default provisions associated with the covenants in the Credit Facility. The Credit Facility requires the Company to maintain minimum interest coverage and leverage ratios, which were amended in the first quarter of fiscal 2021. All other forms of debt and financing do not include financial or other covenants. The Company was in compliance with all covenants under the Credit Facility as of October 3, 2020.

During the first quarter of fiscal 2021, the Company had an average daily balance outstanding of approximately $86.2 million under the Credit Facility and approximately $290.0 million under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $657.0 million in cash flows from operating activities over the trailing four fiscal quarters ended October 3, 2020.

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

The Company continuously monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future and management believes the Company will have adequate access to the capital markets, if needed. Although the future impact of the COVID-19 pandemic on the capital markets and financial institutions is uncertain, the Company has historically and believes it will have the ability in the future to generate operating cash flows in periods of declining sales.

As a result of the evolving impacts of the COVID-19 pandemic and the related uncertain future business conditions, the Company in unlikely to make near-term strategic investments through material acquisitions. As the Company implements operating cost saving restructuring plans including plans to reduce operating costs by $75 million annually by the second quarter of fiscal 2021, the Company also expects to use cash for restructuring, integration and other expenses.

As of October 3, 2020, the Company may repurchase up to an aggregate of $469.0 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. As a result of the impacts of the COVID-19 pandemic and the corresponding need to manage liquidity and leverage, the Company has temporarily suspended share repurchases and is unlikely to engage in such repurchases in the near term.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2021, the Board of Directors approved a dividend of $0.21 per share, which resulted in $20.8 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 27, 2020, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 3, 2020, 88% of the Company’s debt bears interest at a fixed rate and 12% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2021.

Item 4.	Controls and Procedures

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

During the first quarter of fiscal 2021, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the revised risk factors set forth below and the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2020, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the revised risk factors set forth below, as of October 3, 2020, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of the Company and its business partners and negatively impacted the Company’s operations and financial results, and such impact and uncertainty is likely to continue until there is access to a vaccine in each of the regions in which the Company operates.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted the operations of the Company and its customers and suppliers, and resulted in or heightened the risks of customer bankruptcies, customer delayed or defaulted payments, acceleration of TI’s planned withdrawal as a supplier, restrictions on access to financial markets and other risk factors described in the Company’s Annual Report. While the Company has not yet experienced any material disruption to its upstream supply chain and many of its distribution centers remain operational under business continuity plans, it has experienced increased logistics costs, softer product demand, price constraints, delays to warehouse modernization and relocation efforts, longer lead times in certain regions, reduction in global distribution center utilization, and shipping delays. To mitigate the impact of COVID-19, the Company has implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. These mitigation efforts may be impacted by restrictions implemented by applicable regulatory authorities. The Company is also taking steps to conserve cash and effectively manage its debt. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Major disruptions to the Company’s logistics capability could have an adverse impact on the Company’s operations.

The Company’s global logistics services are operated through specialized, centralized or outsourced distribution centers around the globe. The Company also depends almost entirely on third-party transportation service providers for the delivery of products to its customers. A major interruption, disruption or delay in service at one or more of its distribution centers for any reason (such as information technology upgrades and operating issues, warehouse modernization and relocation efforts, natural disasters, pandemics, civil unrest or significant disruptions of services from the Company’s third-party transportation providers) could cause cancellations or delays in a significant number of shipments to customers and, as a result, could have an adverse impact on the Company’s business partners, causing customers to terminate or significantly reduce their volume of business with the Company, which could reduce the Company’s market share and negatively impact its competitive position, operating results and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. During the first quarter of fiscal 2021, the Company did not repurchase any shares under the share repurchase program resulting in $469.0 million of availability under the share repurchase program as of October 3, 2020.

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

Date: October 30, 2020

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer