Form 10-Q
period 2021-01-02
AVNET INC
filed 2021-01-29
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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

As of January 20, 2021, the total number of shares outstanding of the registrant’s Common Stock was 99,455,396 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 2,	June 27,
	2021	2020

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$376,333	$477,038
Receivables	3,105,317	2,928,386
Inventories	2,816,421	2,731,988
Prepaid and other current assets	156,375	191,394
Total current assets	6,454,446	6,328,806
Property, plant and equipment, net	403,270	404,607
Goodwill	834,795	773,734
Intangible assets, net	38,812	65,437
Operating lease assets	284,886	275,917
Other assets	248,104	256,696
Total assets	$8,264,313	$8,105,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$311,800	$51
Accounts payable	1,935,661	1,754,078
Accrued expenses and other	520,463	472,924
Short-term operating lease liabilities	58,400	53,313
Total current liabilities	2,826,324	2,280,366
Long-term debt	895,639	1,424,791
Long-term operating lease liabilities	259,599	253,719
Other liabilities	372,018	419,923
Total liabilities	4,353,580	4,378,799
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 98,861,933 shares and 98,792,542 shares, respectively	98,862	98,793
Additional paid-in capital	1,610,145	1,594,140
Retained earnings	2,366,127	2,421,845
Accumulated other comprehensive loss	(164,401)	(388,380)
Total shareholders’ equity	3,910,733	3,726,398
Total liabilities and shareholders’ equity	$8,264,313	$8,105,197

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands, except per share amounts)
Sales	$4,668,172	$4,534,806	$9,391,232	$9,164,814
Cost of sales	4,156,919	4,009,193	8,363,899	8,095,362
Gross profit	511,253	525,613	1,027,333	1,069,452
Selling, general and administrative expenses	442,084	464,873	913,241	921,377
Restructuring, integration and other expenses	11,948	14,265	38,369	38,863
Operating income	57,221	46,475	75,723	109,212
Other (expense) income, net	(1,333)	(1,963)	(20,831)	2,969
Interest and other financing expenses, net	(21,485)	(33,904)	(43,787)	(67,535)
Income before taxes	34,403	10,608	11,105	44,646
Income tax expense (benefit)	15,240	6,940	10,831	(774)
Net income	$19,163	$3,668	$274	$45,420

Earnings per share:
Basic	$0.19	$0.04	$0.00	$0.45
Diluted	$0.19	$0.04	$0.00	$0.44

Shares used to compute earnings per share:
Basic	98,937	100,431	98,917	101,781
Diluted	99,932	101,302	99,897	102,839
Cash dividends paid per common share	$0.21	$0.21	$0.42	$0.42

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands)
Net income	$19,163	$3,668	$274	$45,420
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	120,000	93,186	210,373	(8,960)
Pension adjustments, net	3,983	3,168	13,606	6,981
Total comprehensive income	$143,146	$100,022	$224,253	$43,441

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	$98,844	$1,599,331	$2,367,720	$(288,384)	$3,777,511
Net income	—	—	—	19,163	—	19,163
Translation adjustments and other	—	—	—	—	120,000	120,000
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,756)	—	(20,756)
Stock-based compensation	18	18	10,814	—	—	10,832
Balance, January 2, 2021	98,862	$98,862	$1,610,145	$2,366,127	$(164,401)	$3,910,733

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Translation adjustments and other	—	—	—	—	(102,146)	(102,146)
Pension liability adjustments, net	—	—	—	—	3,813	3,813
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071
Net income	—	—	—	3,668	—	3,668
Translation adjustments and other	—	—	—	—	93,186	93,186
Pension liability adjustments, net	—	—	—	—	3,168	3,168
Cash dividends	—	—	—	(20,975)	—	(20,975)
Repurchases of common stock	(2,135)	(2,135)	—	(85,423)	—	(87,558)
Stock-based compensation	13	13	7,760	—	—	7,773
Balance, December 28, 2019	99,349	$99,349	$1,588,466	$2,575,536	$(306,018)	$3,957,333

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 2,	December 28,
	2021	2019

	(Thousands)
Cash flows from operating activities:
Net income	$274	$45,420

Non-cash and other reconciling items:
Depreciation	44,002	49,822
Amortization	30,474	41,257
Amortization of operating lease assets	28,111	31,354
Deferred income taxes	(311)	(15,518)
Stock-based compensation	15,331	14,503
Asset impairment expense	15,166	—
Other, net	17,004	22,157
Changes in (net of effects from businesses acquired and divested):
Receivables	(94,831)	185,598
Inventories	51,185	94,182
Accounts payable	130,768	(52,711)
Accrued expenses and other, net	(29,779)	(71,858)
Net cash flows provided by operating activities	207,394	344,206

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	11,800	(35,400)
Repayments under senior unsecured credit facility, net	(239,430)	(1,376)
Repayments under bank credit facilities and other debt, net	(1,480)	(1,301)
Repurchases of common stock	—	(198,630)
Dividends paid on common stock	(41,512)	(42,426)
Other, net	(2,301)	(4,887)
Net cash flows used for financing activities	(272,923)	(284,020)

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,022)	(44,252)
Acquisitions of assets	(18,371)	(51,509)
Other, net	725	(13,098)
Net cash flows used for investing activities	(47,668)	(108,859)

Effect of currency exchange rate changes on cash and cash equivalents	12,492	(8,622)

Cash and cash equivalents:
— decrease	(100,705)	(57,295)
— at beginning of period	477,038	546,105
— at end of period	$376,333	$488,810

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

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2021 contains 53 weeks compared to fiscal 2020, which contained 52 weeks. As a result, the first six months of fiscal 2021 ended January 2, 2021 contained 27 weeks compared to the first six months of fiscal 2020 ended December 28, 2019, which contained 26 weeks.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. The adoption of ASU No. 2018-15 in the first quarter of fiscal 2021 did not have a material impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	January 2,	June 27,
	2021	2020

	(Thousands)
Receivables	$3,190,767	$2,993,404
Allowance for Credit Losses	(85,450)	(65,018)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2021:

January 2,
2021
(Thousands)
Balance at June 27, 2020	$65,018
Effect of adoption of ASU No. 2016-12 (Note 1)	17,205
Credit Loss Provision	4,438
Credit Loss Recoveries	(283)
Write offs	(4,621)
Foreign Currency Effect and Other	3,693
Balance at January 2, 2021	$85,450

5. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended January 2, 2021.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 27, 2020 (1)	$297,836	$475,898	$773,734
Foreign currency translation	14,844	46,217	61,061
Carrying value at January 2, 2021 (1)	$312,680	$522,115	$834,795
(1)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018, $137,396 from fiscal 2019 and $118,731 from fiscal 2020.

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the second quarter of fiscal 2021, the Company concluded that an interim goodwill impairment test was not required.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at January 2, 2021 and June 27, 2020, respectively.

	January 2, 2021			June 27, 2020
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$325,799	$(312,345)	$13,454	$300,937	$(266,759)	$34,178
Trade name	56,716	(40,161)	16,555	51,698	(32,493)	19,205
Technology and other	58,417	(49,614)	8,803	53,641	(41,587)	12,054
	$440,932	$(402,120)	$38,812	$406,276	$(340,839)	$65,437

(1)Acquired amount reduced by impairment of $17,473 from fiscal 2020.

Intangible asset amortization expense was $10.4 million and $21.3 million for the second quarters of fiscal 2021 and 2020, respectively, and $30.5 million and $41.3 million for the first six months of fiscal 2021 and 2020, respectively. Intangible assets have a weighted average remaining useful life of approximately 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2021 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2021	$10,440
2022	15,323
2023	6,607
2024	3,130
2025	1,472
2026	1,472
Thereafter	368
Total	$38,812

6. Debt

Short-term debt consists of the following (carrying balances in thousands):

	January 2,	June 27,	January 2,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Bank credit facilities and other	—	5.69%	$—	$51
Accounts receivable securitization program	1.20%	—	11,800	—
Public notes due December 2021	3.75%	—	300,000	—
Short-term debt			$311,800	$51

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2020, the Company amended and extended for one year, its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $661.2 million and $703.8 million at January 2, 2021 and June 27, 2020, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 1.05%. The facility fee on the unused balance of the facility is up to 0.40%.

Long-term debt consists of the following (carrying balances in thousands):

	January 2,	June 27,	January 2,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due June 2023)	—	1.28%	$—	$230,000
Public notes due:
December 2021	—	3.75%	—	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.17%	1.19%	1,522	1,491
Long-term debt before discount and debt issuance costs			901,522	1,431,491
Discount and debt issuance costs – unamortized			(5,883)	(6,700)
Long-term debt			$895,639	$1,424,791

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants, which were amended during the first quarter of fiscal 2021, requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of January 2, 2021 and June 27, 2020.

As of January 2, 2021 and June 27, 2020, there were $1.3 million and $1.6 million, respectively, in letters of credit issued under the Credit Facility.

As of January 2, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.32 billion, respectively. At June 27, 2020, the carrying value and fair value of the Company’s total debt was $1.42 billion and $1.52 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 17 years. The Company’s equipment leases are primarily for automobiles and equipment, and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019
Operating lease cost	$18,095	$19,574	$36,497	$38,376
Variable lease cost	5,423	4,829	11,711	10,097
Total lease cost	$23,518	$24,403	$48,208	$48,473

Future minimum operating lease payments as of January 2, 2021 are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2021	$35,838
2022	62,146
2023	52,673
2024	38,642
2025	32,572
Thereafter	162,937
Total future operating lease payments	384,808
Total imputed interest on operating lease liabilities	(66,809)
Total operating lease liabilities	$317,999

Other information pertaining to operating leases as of January 2, 2021 consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.3
Weighted-average discount rate	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended
	January 2,	December 28,
	2021	2019
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$29,157	$33,044
Operating lease assets obtained from new operating lease liabilities	28,346	18,560

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency) as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days (“economic hedges”), but no longer than one year. The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of January 2, 2021 and June 27, 2020. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	January 2,	June 27,
	2021	2020

	(Thousands)
Prepaid and other current assets	$18,372	$18,989
Accrued expenses and other	22,836	15,605

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands)
Net derivative financial instrument (loss) gain	$(2,810)	$1,602	$(10,627)	$11,103

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

As of January 2, 2021 and June 27, 2020, the Company had aggregate estimated liabilities of $17.9 million and $18.8 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first six months of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

10. Income taxes

The Company’s effective tax rate on its income before taxes was 44.3% in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

During the second quarter of fiscal 2020, the Company’s effective tax rate on its income before taxes was 65.4%. During the second quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by a valuation allowance against interest deduction deferred tax assets, partially offset by the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2021, the Company’s effective tax rate on its income before taxes was 97.5%. The effective tax rate for the first six months of fiscal 2021 was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

During the first six months of fiscal 2020, the Company’s effective tax rate on its income before taxes was a benefit of 1.7%. The effective tax rate for the first six months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) a valuation allowance against interest deduction deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands)
Service cost	$3,937	$3,786	$7,875	$7,572
Total net periodic pension cost within selling, general and administrative expenses	3,937	3,786	7,875	7,572

Interest cost	3,976	5,638	7,952	11,276
Expected return on plan assets	(12,420)	(12,667)	(24,840)	(25,335)
Amortization of prior service cost	76	535	151	1,069
Recognized net actuarial loss	5,151	3,677	10,302	7,314
Total net periodic pension benefit within other (expense) income, net	(3,217)	(2,817)	(6,435)	(5,676)

Net periodic pension cost	$720	$969	$1,440	$1,896

The Company made $8.0 million of contributions during the first six months of fiscal 2021 and expects to make additional contributions to the Plan of $8.0 million in the remainder of fiscal 2021.

12. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the second quarter ended January 2, 2021, the Company did not repurchase any shares under this program. As of January 2, 2021, the Company had $469.0 million remaining under its share repurchase authorization.

Common stock dividend

In November 2020, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $20.8 million were made in December 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings per share

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands, except per share data)
Numerator:
Net income	$19,163	$3,668	$274	$45,420

Denominator:
Weighted average common shares for basic earnings per share	98,937	100,431	98,917	101,781
Net effect of dilutive stock based compensation awards	995	871	980	1,058
Weighted average common shares for diluted earnings per share	99,932	101,302	99,897	102,839
Basic earnings per share	$0.19	$0.04	$0.00	$0.45
Diluted earnings per share	$0.19	$0.04	$0.00	$0.44
Stock options excluded from earnings per share calculation due to anti-dilutive effect	1,046	581	1,237	500

A

14. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	January 2,	December 28,
	2021	2019

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$4,359	$6,374
Non-cash Financing Activities:
Unsettled share repurchases	—	$2,468
Supplemental Cash Flow Information:
Interest	$50,507	$72,203
Income tax net payments (refunds)	51,835	(5,810)

Included in cash and cash equivalents as of January 2, 2021 and June 27, 2020 was $3.9 million and $20.9 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands)
Sales:
Electronic Components	$4,342,386	$4,203,629	$8,724,535	$8,497,815
Farnell	325,786	331,177	666,697	666,999
	4,668,172	4,534,806	9,391,232	9,164,814
Operating income:
Electronic Components	$103,922	$93,144	$188,362	$205,430
Farnell	14,592	19,954	26,551	41,759
	118,514	113,098	214,913	247,189
Corporate	(38,928)	(30,904)	(70,229)	(57,582)
Restructuring, integration and other expenses	(11,948)	(14,265)	(38,369)	(38,863)
Amortization of acquired intangible assets and other	(10,417)	(21,454)	(30,592)	(41,532)
Operating income	$57,221	$46,475	$75,723	$109,212

Sales, by geographic area:
Americas (1)	$1,101,450	$1,186,582	$2,307,145	$2,402,339
EMEA (2)	1,346,347	1,425,859	2,827,020	2,896,782
Asia/Pacific (3)	2,220,375	1,922,365	4,257,067	3,865,693
Sales	$4,668,172	$4,534,806	$9,391,232	$9,164,814

(1)

Includes sales from the United States of $1.03 billion and $1.12 billion for the second quarters ended January 2, 2021 and December 28, 2019, respectively. Includes sales from the United States of $2.16 billion and $2.26 billion for the first six months of fiscal 2021 and 2020, respectively.

(2)

Includes sales from Germany and Belgium of $520.8 million and $255.0 million, respectively, for the second quarter ended January 2, 2021; and $1.10 billion and $549.4 million, respectively, for the first six months of fiscal 2021. Includes sales from Germany and Belgium of $537.6 million and $281.6 million, respectively, for the second quarter ended December 28, 2019; and $1.12 billion and $559.4 million, respectively, for the first six months of fiscal 2020.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $666.0 million, $1.07 billion and $252.6 million, respectively, for the second quarter ended January 2, 2021; and $1.30 billion, $1.99 billion and $524.6 million, respectively, for the first six months of fiscal 2021. Includes sales from China (including Hong Kong), Taiwan and Singapore of $611.8 million, $867.8 million and $243.8 million, respectively, for the second quarter ended December 28, 2019; and $1.24 billion, $1.74 billion and $483.4 million, respectively, for the first six months of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 2,	June 27,
	2021	2020

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$164,979	$183,892
EMEA (2)	198,857	183,382
Asia/Pacific	39,434	37,333
Property, plant, and equipment, net	$403,270	$404,607

(1)	Includes property, plant and equipment, net, of $160.9 million and $179.4 million as of January 2, 2021 and June 27, 2020, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $87.5 million, $84.8 million and $22.9 million in Germany, the United Kingdom and Belgium, respectively, as of January 2, 2021; and $84.9 million, $72.7 million and $22.4 million in Germany, the United Kingdom and Belgium, respectively, as of June 27, 2020.

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

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Fiscal 2021 restructuring expenses	$32,377	$2,099	$34,476
Cash payments	(13,645)	(702)	(14,347)
Non-cash amounts	—	(56)	(56)
Other, principally foreign currency translation	778	13	791
Balance at January 2, 2021	$19,510	$1,354	$20,864

Severance expense recorded in the first six months of fiscal 2021 related to the reduction, or planned reduction, of approximately 250 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Of the $34.5 million in restructuring expenses recorded during the first six months of fiscal 2021, $18.0 million related to EC, $9.1 million related to Farnell and $7.4 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2020 and prior

During fiscal 2020 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2021 related to the remaining restructuring liabilities established during fiscal 2020 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at June 27, 2020	$13,574	$3,368	$16,942
Cash payments	(4,487)	(727)	(5,214)
Changes in estimates, net	(2,050)	(61)	(2,111)
Other, principally foreign currency translation	727	223	950
Balance at January 2, 2021	$7,764	$2,803	$10,567

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2021.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report, the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020 and the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, access to financial markets and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters, pandemics and health related crisis, social unrest or warehouse modernization and relocation efforts; risks related to cyber-attacks and the Company’s information systems, including related to current or future implementations; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, and liquidity and access to financing; geopolitical events, including the uncertainty caused by the United Kingdom’s exit from, and agreement for a new partnership with, the European Union; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended January 2, 2021, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020 and Annual Report on Form 10-K for the fiscal year ended June 27, 2020. The Company operates on a “52/53 week” fiscal year and fiscal 2021 contains 53 weeks compared to 52 weeks in fiscal 2020. As a result, the first six months of fiscal 2021 ended January 2, 2021, contained 27 weeks and the first six months of fiscal 2020 ended December 28, 2019 contained 26 weeks. This extra week in the first six months of fiscal 2021, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.” Additionally, the Company has adjusted sales for the impact of the termination of the Texas Instruments (“TI”) distribution agreement between fiscal years.

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	January 2,	December 28,	January 2,	December 28,
	2021	2019	2021	2019

	(Thousands)
Operating income	$57,221	$46,475	$75,723	$109,212
Restructuring, integration and other expenses	11,948	14,265	38,369	38,863
Amortization of acquired intangible assets and other	10,417	21,454	30,592	41,532
Adjusted operating income	$79,586	$82,194	$144,684	$189,607

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

Results of Operations

Significant Risks and Uncertainties

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As the scope and duration of the COVID-19 pandemic is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factors regarding the impacts of the COVID-19 pandemic included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 and Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020.

Executive Summary

Sales of $4.67 billion were up 2.9% year over year as compared to prior year sales of $4.53 billion. Organic sales increased 2.9% and increased 0.7% in constant currency year-over-year. The organic sales increase is the result of the sales improvement in the Asia region, partially offset primarily by lower sales of TI products due to the termination of the Company’s TI distribution agreement.

Gross profit margin of 11.0% decreased 64 basis points compared to 11.6% in the second quarter of fiscal 2020 primarily due to a combination of geographical market mix, product and customer mix, and overall declines in gross profit margin due to the negative impacts from the COVID-19 pandemic.

Operating income of $57.2 million increased $10.7 million or 23.1% as compared to second quarter of fiscal 2020 operating income. Operating income margin was 1.2% in the second quarter of fiscal 2021 as compared to 1.0% in the second quarter of fiscal 2020. Adjusted operating income margin was 1.7% in the second quarter of fiscal 2021 as compared to 1.8% in the second quarter of fiscal 2020, a decline of 11 basis points. The decrease in adjusted operating income margin is primarily due to the decrease in gross profit margin, partially offset by reductions in selling, general and administrative expenses.

Sales

The following table presents the reconciliation of reported sales to organic sales for the second quarter and first six months of fiscal 2021 by region and by operating group. Reported sales were the same as organic sales in the second quarter and first six months of fiscal 2020.

	Quarter Ended			Six Months Ended
	Sales
	As Reported		Organic					Organic
	and		Sales	Sales		Organic		Sales
	Organic	TI Sales	Adj for TI	As Reported	Estimated	Sales	TI Sales	Adj for TI
	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal	Extra	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal
	2021	2021(1)	2021(1)	2021	Week(2)	2021	2021(1)	2021(1)

	(Thousands)
Avnet	$4,668,172	$49,568	$4,618,604	$9,391,232	$306,000	$9,085,232	$290,552	$8,794,680
Avnet by region
Americas	$1,101,450	$13,969	$1,087,481	$2,307,145	$77,000	$2,230,145	$82,469	$2,147,676
EMEA	1,346,347	20,839	1,325,508	2,827,020	97,000	2,730,020	123,749	2,606,271
Asia	2,220,375	14,760	2,205,615	4,257,067	132,000	4,125,067	84,334	4,040,733
Avnet by operating group
EC	$4,342,386	$49,568	$4,292,818	$8,724,535	$284,000	$8,440,535	$290,552	$8,149,983
Farnell	325,786	—	325,786	666,697	22,000	644,697	—	644,697

___________

(1)	Sales adjusted for the impact of the termination of the Texas Instruments (“TI”) distribution contract, which was completed in December 2020. Sales of TI products were $50 million and $399 million in the second quarter of fiscal 2021 and fiscal 2020, respectively; and $291 million and $843 million in the first six months of fiscal 2021 and fiscal 2020, respectively.
(2)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.

The following table presents reported and organic sales growth rates for the second quarter and first six months of fiscal 2021 as compared to fiscal 2020 by region and by operating group.

	Quarter Ended			Six Months Ended
			Organic					Organic
		Sales	Sales		Sales		Organic	Sales
		As Reported	Adj for TI		As Reported		Sales	Adj for TI
	Sales	Year-Year %	Year-Year %	Sales	Year-Year %	Organic	Year-Year %	Year-Year %
	As Reported	Change in	Change in	As Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Constant	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	Currency(1)	% Change	Currency	% Change	Currency	Currency(1)
Avnet	2.9%	0.7%	9.3%	2.5%	0.7%	(0.9)%	(2.7)%	3.7%
Avnet by region
Americas	(7.2)%	(7.2)%	(0.5)%	(4.0)%	(4.0)%	(7.2)%	(7.2)%	(2.7)%
EMEA	(5.6)	(11.4)	(4.5)	(2.4)	(7.4)	(5.8)	(10.8)	(6.2)
Asia	15.5	14.6	25.7	10.1	9.6	6.7	6.2	15.1
Avnet by operating group
EC	3.3%	1.1%	10.5%	2.7%	0.9%	(0.7)%	(2.4)%	4.5%
Farnell	(1.6)	(4.5)	(4.5)	(0.1)	(2.5)	(3.3)	(5.8)	(5.8)

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement, which was completed in December 2020.

Sales of $4.67 billion for the second quarter of fiscal 2021 were up $133.4 million, or 2.9%, from the prior year second quarter sales of $4.53 billion. Organic sales in constant currency in the second quarter of fiscal 2021 increased by 0.7% over the prior year second quarter as a result of increased sales in the Asia region, partially offset by the decline in TI sales year over year and to a lesser extent the negative impacts of COVID-19.

EC sales of $4.34 billion in the second quarter of fiscal 2021 increased $138.8 million or 3.3% from the prior year second quarter sales of $4.20 billion. On an organic basis, EC sales increased 3.3% year over year and 1.1% in constant currency. This increase was due to sales growth in the Asia region, partially offset by lower sales of TI products and the negative impacts of COVID-19 and the related impacts on market demand.

Farnell sales for the second quarter of fiscal 2021 were $325.8 million, a decrease of $5.4 million or 1.6% from the prior year second quarter sales of $331.2 million. Organic sales decreased $5.4 million or 1.6% year over year and decreased 4.5% in constant currency. These decreases were primarily a result of the negative impacts of COVID-19 and the related impact on market demand.

On a regional basis, organic sales in the second quarter of fiscal 2021 declined 7.2% in the Americas, 11.4% in EMEA in constant currency and increased 14.6% in Asia in constant currency.

Sales for the first six months of fiscal 2021 were $9.39 billion, an increase of $226.4 million as compared to sales of $9.16 billion for the first six months of fiscal 2020. The increase in sales was primarily due to growth in the Asia region and the global benefit of an extra week of sales in the first quarter of fiscal 2021, partially offset by the decline in TI sales and to a lesser extent the negative impacts of COVID-19 and the related impacts on market demand.

Gross Profit and Gross Profit Margins

Gross profit for the second quarter of fiscal 2021 was $511.3 million, a decrease of $14.4 million, or 2.7%, from the second quarter of fiscal 2020 gross profit of $525.6 million. Gross profit margin decreased to 11.0% or 64 basis points from the second quarter of fiscal 2020 gross profit margin of 11.6% driven by declines in gross profit margin in both operating groups. The declines in gross profit margin in both operating groups are primarily due to a combination of geographical market mix, unfavorable changes in product and customer mix, and overall declines in gross profit margin due to current market conditions. Sales in the higher gross profit margin western regions represented approximately 52% of sales in the second quarter of fiscal 2021 as compared to 58% during the second quarter of fiscal 2020.

Gross profit and gross profit margin was $1.03 billion and 10.9%, respectively, for the first six months of fiscal 2021 as compared with $1.07 billion and 11.7%, respectively, for the first six months of fiscal 2020. The decline in gross profit margin during the first six months of fiscal 2021 compared to the first six months of fiscal 2020 is primarily due to a combination of geographical market mix, unfavorable changes in product and customer mix, and overall declines in gross profit margin due to current market conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $442.1 million in the second quarter of fiscal 2021, a decrease of $22.8 million, or 4.9%, from the second quarter of fiscal 2020. The year-over-year decrease in SG&A expenses was primarily due to the cost savings from restructuring activities and lower amortization expense, partially offset by the impact of foreign currency due to the weakening of the U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2021, SG&A expenses as a percentage of sales were 9.5% and as a percentage of gross profit were 86.5%, as compared with 10.3% and 88.4%, respectively, in the second quarter of fiscal 2020. The decrease in SG&A expenses as a percentage of gross profit is primarily the result of the cost savings from restructuring activities and lower amortization expense, partially offset by foreign currency due to the weakening of the U.S. Dollar and from the decrease in gross profit margin.

SG&A expenses for the first six months of fiscal 2021 were $913.2 million, or 9.7% of sales, as compared with $921.4 million, or 10.1% of sales, in the first six months of fiscal 2020. The year-over-year decrease in SG&A expenses was primarily due to the cost savings from restructuring activities and lower amortization expense, partially offset by the impact of foreign currency due to the weakening of the U.S. Dollar and from the decrease in gross profit margin. SG&A expenses were 88.9% of gross profit in the first six months of 2021 as compared with 86.2% in the first six months of fiscal 2020.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and reducing operating costs, the Company has incurred certain restructuring costs. These costs also relate to the restructuring of the Company’s information technology, distribution center footprint and business operations. In addition, the Company incurred integration and other costs and benefitted from a gain on a legal settlement. Integration costs are primarily related to the integration of certain regional and global businesses and incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses, including acquisition related costs and specific and incremental costs incurred associated with the impacts of the COVID-19 pandemic. Included in restructuring, integration and other expenses in the first six months of fiscal 2021 is a gain of $8.2 million resulting from a legal settlement.

The Company recorded restructuring, integration and other expenses of $11.9 million during the second quarter of fiscal 2021. The Company recorded $7.6 million of restructuring costs in the second quarter of fiscal 2021, which are expected to provide approximately $12.0 million in annual operating expense savings once such restructuring actions are completed. During the second quarter of fiscal 2021, the Company also incurred integration costs of $7.3 million, partially offset by a net reversal of other expenses of $1.2 million and a reversal of $1.8 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration and other expenses were $9.4 million and $0.09 per share on a diluted basis.

During the first six months of fiscal 2021, the Company incurred restructuring costs of $34.5 million, integration costs of $14.6 million, which was offset by a gain on legal settlement of $8.2 million, a reversal of $2.1 million for changes in estimates for costs associated with prior year restructuring actions and a net reversal of other expenses of $0.4 million. The after tax impact of restructuring, integration and other expenses for the first six months of fiscal 2021 was $31.2 million and $0.31 per share on a diluted basis.

See Note 16 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2021 was $57.2 million, an increase of $10.7 million, or 23.1%, from the second quarter of fiscal 2020 operating income of $46.5 million. The year-over-year increase in operating income was primarily driven by lower SG&A expenses, partially offset by a decline in gross profit margin as compared to the second quarter of fiscal 2020. Adjusted operating income for the second quarter of fiscal 2021 was $79.6 million, a decrease of $2.6 million, or 3.2%, from the second quarter of fiscal 2020. The year-over-year decrease in adjusted operating income was primarily driven by the decline in gross profit margin discussed further above, partially offset by the reduction in SG&A expenses.

EC operating income margin increased 17 basis points year over year to 2.4% and Farnell operating income margin decreased 155 basis points year over year to 4.5%. The decline in Farnell was primarily driven by the decline in gross profit margin.

Operating income for the first six months of fiscal 2021 was $75.7 million, or 0.8% of consolidated sales, as compared with operating income of $109.2 million, or 1.2% of consolidated sales in the first six months of fiscal 2020. Adjusted operating income for the first six months of fiscal 2021 was $144.7 million, a decrease of $44.9 million, or 23.7%, from the first six months of fiscal 2020. The year over year decrease in adjusted operating income was primarily driven by the decline in gross profit margin, partially offset by the reduction in SG&A expenses.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the second quarter of fiscal 2021 was $21.5 million, a decrease of $12.4 million, or 36.6%, as compared with interest and other financing expenses of $33.9 million in the second quarter of fiscal 2020. Interest and other financing expenses in the first six months of fiscal 2021 was $43.8 million, a decrease of $23.7 million, or 35.2%, as compared with interest and other financing expenses of $67.5 million in the first six months of fiscal 2020. The decrease in interest and other financing expenses in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily related to lower outstanding borrowings in the first six months of fiscal 2021.

During the second quarter of fiscal 2021, the Company had $1.3 million of other expense as compared with $2.0 million of other expense in the second quarter of fiscal 2020. During the first six months of fiscal 2021, the Company had $20.8 million of other expense as compared with $3.0 million of other income in the first six months of fiscal 2020. The year-over-year differences in other (expense) income was primarily due to $15.2 million of equity investment impairment expense included in other expense in the first six months of fiscal 2021 and differences in foreign currency exchange rates between the first six months of fiscal 2021 and fiscal 2020.

Income Tax Expense

The Company’s effective tax rate on its income before taxes was 44.3% in the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2021, the Company’s effective tax rate on its income before taxes was 97.5%. The effective tax rate for the first six months of fiscal 2021 was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2021 was $19.2 million, or $0.19 per share on a diluted basis, as compared with net income of $3.7 million, or $0.04 per share on a diluted basis, in the second quarter of fiscal 2020.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2021 was $0.3 million, or $0.00 per share on a diluted basis, as compared with net income of $45.4 million, or $0.44 per share on a diluted basis, in the first six months of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2021, the Company generated $207.4 million of cash flow from operations compared to $344.2 million of cash generated in the first six months of fiscal 2020. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash generated from working capital and other was $57.3 million during the first six months of fiscal 2021, including an increase in accounts payable of $130.8 million and decrease in inventories of $51.2 million, offset by an increase in accounts receivable of $94.8 million and a decrease in accrued expenses and other of $29.8 million. Comparatively, cash generated from working capital and other was $155.2 million during the first six months of fiscal 2020, including decreases in accounts receivable of $185.6 million and inventories of $94.2 million, offset by decreases in accounts payable of $52.7 million and accrued expenses and other of $71.9 million.

Cash Flow from Financing Activities

During the first six months of fiscal 2021, the Company received net proceeds of $11.8 million under the Securitization Program and made a net repayment of $239.4 million under the Credit Facility. During the first six months of fiscal 2021, the Company paid dividends on common stock of $41.5 million.

During the first six months of fiscal 2020, the Company made net repayments of $35.4 million under the Securitization Program. During the first six months of fiscal 2020, the Company paid dividends on common stock of $42.4 million and repurchased $198.6 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2021, the Company used $30.0 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $44.3 million for capital expenditures in the first six months of fiscal 2020. During the first six months of fiscal 2021, the Company paid $18.4 million for an asset acquisition. The Company used $51.5 million of cash for acquisitions, which is net of the cash acquired, and paid $13.1 million for other investing activities during the first six months of fiscal 2020.

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

Financing Transactions

See Note 6, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of January 2, 2021. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of January 2, 2021 and June 27, 2020.

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2021 was $1.5 million.

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

Liquidity

The Company held cash and cash equivalents of $376.3 million as of January 2, 2021, of which $332.7 million was held outside the United States. As of June 27, 2020, the Company held cash and cash equivalents of $477.0 million, of which $411.2 million was held outside of the United States.

As of the end of the second quarter of fiscal 2021, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.3 million in letters of credit issued under the Credit Facility and $11.8 million in borrowings outstanding under the Securitization Program, resulting in approximately $1.57 billion of total availability as of January 2, 2021. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the Americas to support desired borrowings.

Borrowings under the Credit Facility require the Company to maintain certain financial and other covenants and the Securitization has cross default provisions associated with the covenants in the Credit Facility. The Credit Facility requires the Company to maintain minimum interest coverage and leverage ratios, which were amended in the first quarter of fiscal 2021. All other forms of debt and financing do not include financial or other covenants. The Company was in compliance with all covenants under the Credit Facility as of January 2, 2021.

During the second quarter and first six months of fiscal 2021, the Company had an average daily balance outstanding of approximately $77.6 million and $82.0 million, respectively, under the Credit Facility and approximately $222.3 million and $257.4 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $593.4 million in cash flows from operating activities over the trailing four fiscal quarters ended January 2, 2021.

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

The Company continuously monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future, including the $300.0 million of 3.75% Notes due in December 2021. Management believes the Company will have adequate access to the capital markets, if needed. The Company has historically and believes it will have the ability in the future to generate operating cash flows in periods of declining sales.

As a result of the evolving impacts of the COVID-19 pandemic and the related uncertain future business conditions, the Company is unlikely to make near-term strategic investments through material acquisitions. The Company also expects to use cash for restructuring, integration and other expenses.

As of January 2, 2021, the Company may repurchase up to an aggregate of $469.0 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. As a result of the impacts of the COVID-19 pandemic and the corresponding need to manage liquidity and leverage, the Company has temporarily suspended share repurchases.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2021, the Board of Directors approved a dividend of $0.21 per share, which resulted in $20.8 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of January 2, 2021, 99% of the Company’s debt bears interest at a fixed rate and 1% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in an insignificant decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2021.

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

During the second quarter of fiscal 2021, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2020 and the revised risk factors contained in Item 1A of its Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 2, 2021, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 other than as revised by those risk factors contained in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. During the second quarter of fiscal 2021, the Company did not repurchase any shares under the share repurchase program resulting in $469.0 million of availability under the share repurchase program as of January 2, 2021.

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1*	Second Amendment to and Termination of the May 8, 2018 Amended and Restated Avnet Deferred Compensation Plan, dated November 17, 2020.

10.2*	Letter Agreement between the Company and Philip R. Gallagher dated November 17, 2020.

21.1*	List of subsidiaries of the Company as of June 27, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 29, 2021

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer