Form 10-Q
period 2021-04-03
AVNET INC
filed 2021-04-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

As of April 21, 2021, the total number of shares outstanding of the registrant’s Common Stock was 99,502,049 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3,	June 27,
	2021	2020

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$322,749	$477,038
Receivables	3,365,677	2,928,386
Inventories	2,760,156	2,731,988
Prepaid and other current assets	156,023	191,394
Total current assets	6,604,605	6,328,806
Property, plant and equipment, net	381,083	404,607
Goodwill	838,460	773,734
Intangible assets, net	33,770	65,437
Operating lease assets	275,662	275,917
Other assets	232,335	256,696
Total assets	$8,365,915	$8,105,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$300,043	$51
Accounts payable	2,001,743	1,754,078
Accrued expenses and other	526,974	472,924
Short-term operating lease liabilities	57,182	53,313
Total current liabilities	2,885,942	2,280,366
Long-term debt	895,913	1,424,791
Long-term operating lease liabilities	250,108	253,719
Other liabilities	396,065	419,923
Total liabilities	4,428,028	4,378,799
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 99,489,060 shares and 98,792,542 shares, respectively	99,489	98,793
Additional paid-in capital	1,611,114	1,594,140
Retained earnings	2,452,723	2,421,845
Accumulated other comprehensive loss	(225,439)	(388,380)
Total shareholders’ equity	3,937,887	3,726,398
Total liabilities and shareholders’ equity	$8,365,915	$8,105,197

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands, except per share amounts)
Sales	$4,916,714	$4,309,818	$14,307,945	$13,474,632
Cost of sales	4,348,364	3,790,885	12,712,262	11,886,247
Gross profit	568,350	518,933	1,595,683	1,588,385
Selling, general and administrative expenses	463,092	469,646	1,376,333	1,391,024
Goodwill and long-lived asset impairment expense	—	145,836	—	145,836
Restructuring, integration and other expenses	17,574	19,211	55,943	58,073
Operating income (loss)	87,684	(115,760)	163,407	(6,548)
Other income (expense), net	4,779	(12,608)	(16,052)	(9,640)
Interest and other financing expenses, net	(22,342)	(29,718)	(66,128)	(97,254)
Income (loss) before taxes	70,121	(158,086)	81,227	(113,442)
Income tax benefit	(37,363)	(29,425)	(26,532)	(30,200)
Net income (loss)	$107,484	$(128,661)	$107,759	$(83,242)

Earnings (loss) per share:
Basic	$1.08	$(1.29)	$1.09	$(0.82)
Diluted	$1.07	$(1.29)	$1.08	$(0.82)

Shares used to compute earnings per share:
Basic	99,542	99,479	99,125	101,013
Diluted	100,247	99,479	100,013	101,013
Cash dividends paid per common share	$0.21	$0.21	$0.63	$0.63

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands)
Net income (loss)	$107,484	$(128,661)	$107,759	$(83,242)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(65,021)	(96,351)	145,352	(105,311)
Pension adjustments, net	3,983	3,167	17,589	10,148
Total comprehensive income (loss)	$46,446	$(221,845)	$270,700	$(178,405)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	$98,844	$1,599,331	$2,367,720	$(288,384)	$3,777,511
Net income	—	—	—	19,163	—	19,163
Translation adjustments and other	—	—	—	—	120,000	120,000
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,756)	—	(20,756)
Stock-based compensation	18	18	10,814	—	—	10,832
Balance, January 2, 2021	98,862	$98,862	$1,610,145	$2,366,127	$(164,401)	$3,910,733
Net income	—	—	—	107,484	—	107,484
Translation adjustments and other	—	—	—	—	(65,021)	(65,021)
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,888)	—	(20,888)
Stock-based compensation	627	627	969	—	—	1,596
Balance, April 3, 2021	99,489	$99,489	$1,611,114	$2,452,723	$(225,439)	$3,937,887

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net income	—	—	—	41,752	—	41,752
Translation adjustments and other	—	—	—	—	(102,146)	(102,146)
Pension liability adjustments, net	—	—	—	—	3,813	3,813
Cash dividends	—	—	—	(21,451)	—	(21,451)
Repurchases of common stock	(2,631)	(2,631)	—	(109,504)	—	(112,135)
Stock-based compensation	64	64	7,701	—	—	7,765
Balance, September 28, 2019	101,471	$101,471	$1,580,706	$2,678,266	$(402,372)	$3,958,071
Net income	—	—	—	3,668	—	3,668
Translation adjustments and other	—	—	—	—	93,186	93,186
Pension liability adjustments, net	—	—	—	—	3,168	3,168
Cash dividends	—	—	—	(20,975)	—	(20,975)
Repurchases of common stock	(2,135)	(2,135)	—	(85,423)	—	(87,558)
Stock-based compensation	13	13	7,760	—	—	7,773
Balance, December 28, 2019	99,349	$99,349	$1,588,466	$2,575,536	$(306,018)	$3,957,333
Net loss	—	—	—	(128,661)	—	(128,661)
Translation adjustments and other	—	—	—	—	(96,351)	(96,351)
Pension liability adjustments, net	—	—	—	—	3,167	3,167
Cash dividends	—	—	—	(20,810)	—	(20,810)
Repurchases of common stock	(1,104)	(1,104)	—	(35,640)	—	(36,744)
Stock-based compensation	516	516	(1,172)	—	—	(656)
Balance, March 28, 2020	98,761	$98,761	$1,587,294	$2,390,425	$(399,202)	$3,677,278

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 3,	March 28,
	2021	2020

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$107,759	$(83,242)

Non-cash and other reconciling items:
Depreciation	67,462	75,535
Amortization	35,730	62,240
Amortization of operating lease assets	42,054	46,560
Deferred income taxes	11,510	(42,529)
Stock-based compensation	22,293	20,757
Goodwill, long-lived asset and other impairments	15,166	145,836
Other, net	7,558	36,548
Changes in (net of effects from businesses acquired and divested):
Receivables	(405,700)	150,095
Inventories	63,017	227,996
Accounts payable	224,151	(112,923)
Accrued expenses and other, net	6,526	(84,263)
Net cash flows provided by operating activities	197,526	442,610

Cash flows from financing activities:
Repayments under accounts receivable securitization, net	—	(127,400)
Repayments under senior unsecured credit facility, net	(232,347)	(1,194)
Repayments under bank credit facilities and other debt, net	(2,192)	(1,639)
Repurchases of common stock	—	(235,830)
Dividends paid on common stock	(62,400)	(63,235)
Other, net	(11,455)	(15,132)
Net cash flows used for financing activities	(308,394)	(444,430)

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,001)	(61,156)
Acquisitions of assets	(18,371)	(51,509)
Other, net	6,201	(12,547)
Net cash flows used for investing activities	(51,171)	(125,212)

Effect of currency exchange rate changes on cash and cash equivalents	7,750	(16,418)

Cash and cash equivalents:
— decrease	(154,289)	(143,450)
— at beginning of period	477,038	546,105
— at end of period	$322,749	$402,655

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

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2021 contains 53 weeks compared to fiscal 2020, which contained 52 weeks. As a result, the first nine months of fiscal 2021 ended April 3, 2021, contained 40 weeks compared to the first nine months of fiscal 2020 ended March 28, 2020, which contained 39 weeks.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU No. 2021-01”), to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Both ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance through December 31, 2022. The Company is currently evaluating the effects of adopting the provisions of ASU No. 2020-04, but does not currently expect a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU No. 2019-12”), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

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

2. Summary of significant accounting policies

Except for the changes below, no material changes have been made to the Company’s significant accounting policies as disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

Receivables – Receivables, predominately comprised of trade accounts and notes receivable, are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. The Company estimates the allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. Adjustments to historical loss information are made for differences in current receivable specific risk characteristics such as changes in customer behavior, economic and industry changes, or other relevant factors. Expected credit losses are estimated on a pooled basis, when similar risk characteristics exist.

3. Acquisitions

In the first quarter of fiscal 2021, the Company completed an asset acquisition. The impact of this asset acquisition was not material to the Company’s consolidated balance sheets or statements of operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	April 3,	June 27,
	2021	2020

	(Thousands)
Receivables	$3,451,466	$2,993,404
Allowance for Credit Losses	(85,789)	(65,018)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2021:

April 3,
2021
(Thousands)
Balance at June 27, 2020	$65,018
Effect of adoption of new credit loss accounting standard (Note 1)	17,205
Credit Loss Provisions	7,370
Credit Loss Recoveries	(192)
Receivables Write offs	(5,666)
Foreign Currency Effect and Other	2,054
Balance at April 3, 2021	$85,789

5. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended April 3, 2021.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 27, 2020 (1)	$297,836	$475,898	$773,734
Foreign currency translation	12,142	52,584	64,726
Carrying value at April 3, 2021 (1)	$309,978	$528,482	$838,460
(1)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018, $137,396 from fiscal 2019 and $118,731 from fiscal 2020.

The Company evaluates each quarter if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in macroeconomic or industry environments, (iii) the results of and the amount of time passed since the last goodwill impairment test and (iv) the long-term expected financial performance of its reporting units. During the third quarter of fiscal 2021, the Company concluded that an interim goodwill impairment test was not required.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at April 3, 2021 and June 27, 2020, respectively.

	April 3, 2021			June 27, 2020
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$324,923	$(312,189)	$12,734	$300,937	$(266,759)	$34,178
Trade name	57,259	(42,788)	14,471	51,698	(32,493)	19,205
Technology and other	57,756	(51,191)	6,565	53,641	(41,587)	12,054
	$439,938	$(406,168)	$33,770	$406,276	$(340,839)	$65,437

(1)Acquired amount reduced by impairment of $17,473 from fiscal 2020.

Intangible asset amortization expense was $5.3 million and $21.0 million for the third quarters of fiscal 2021 and 2020, respectively, and $35.7 million and $62.2 million for the first nine months of fiscal 2021 and 2020, respectively. Intangible assets have a weighted average remaining useful life of less than 3 years. The following table presents the estimated future amortization expense for the remainder of fiscal 2021 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2021	$5,261
2022	15,431
2023	6,610
2024	3,156
2025	1,472
2026	1,472
Thereafter	368
Total	$33,770

6. Debt

Short-term debt consists of the following (carrying balances in thousands):

	April 3,	June 27,	April 3,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Bank credit facilities and other	0.93%	5.69%	$43	$51
Accounts receivable securitization program	—	—	—	—
Public notes due December 2021	3.75%	—	300,000	—
Short-term debt			$300,043	$51

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2020, the Company amended and extended for one year, its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions to allow the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $683.3 million and $703.8 million at April 3, 2021 and June 27, 2020, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 1.05%. The facility fee on the unused balance of the facility is up to 0.40%.

During the third quarter of fiscal 2021, the Company committed to an early redemption of all $300 million of its outstanding 3.75% Public notes due December 2021. The loss on debt extinguishment, primarily related to a contractual make-whole premium, is expected to be approximately $5 million and will be classified as a component of other income (expense), net upon redemption of the notes, which is expected to occur on April 30, 2021.

Long-term debt consists of the following (carrying balances in thousands):

	April 3,	June 27,	April 3,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due June 2023)	—	1.28%	$—	$230,000
Public notes due:
December 2021	—	3.75%	—	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
Other long-term debt	1.21%	1.19%	1,312	1,491
Long-term debt before discount and debt issuance costs			901,312	1,431,491
Discount and debt issuance costs – unamortized			(5,399)	(6,700)
Long-term debt			$895,913	$1,424,791

The Company has a five-year $1.25 billion senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks, consisting of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures. The Credit Facility also includes financial covenants, which were amended during the first quarter of fiscal 2021, requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 3, 2021, and June 27, 2020.

As of April 3, 2021, and June 27, 2020, there were $1.3 million and $1.6 million, respectively, in letters of credit issued under the Credit Facility.

As of April 3, 2021, the carrying value and fair value of the Company’s total debt was $1.20 billion and $1.28 billion, respectively. At June 27, 2020, the carrying value and fair value of the Company’s total debt was $1.42 billion and $1.52 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other forms of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

7. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space and integration facilities with a lease term of up to 17 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020
Operating lease cost	$18,608	$19,257	$55,105	$57,633
Variable lease cost	5,584	5,496	17,296	15,594
Total lease cost	$24,192	$24,753	$72,401	$73,227

Future minimum operating lease payments as of April 3, 2021, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2021	$18,649
2022	63,946
2023	54,508
2024	39,425
2025	32,493
Thereafter	162,426
Total future operating lease payments	371,447
Total imputed interest on operating lease liabilities	(64,157)
Total operating lease liabilities	$307,290

Other information pertaining to operating leases as of April 3, 2021, consists of the following:

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.2
Weighted-average discount rate	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended
	April 3,	March 28,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$44,219	$46,418
Operating lease assets obtained from new operating lease liabilities	36,150	30,750

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (e.g., offsetting receivables and payables in the same foreign currency), as well as by creating offsetting positions through the use of derivative financial instruments, primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year (“economic hedges”). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of April 3, 2021, and June 27, 2020. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asian foreign currencies.

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	April 3,	June 27,
	2021	2020

	(Thousands)
Prepaid and other current assets	$14,781	$18,989
Accrued expenses and other	24,196	15,605

The amounts recorded to other income (expense), net, related to derivative financial instruments for economic hedges are as follows:

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands)
Net derivative financial instrument (loss) gain	$(2,574)	$(3,247)	$(13,201)	$7,856

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Commitments and contingencies

From time to time, the Company may become a party to, or be otherwise involved in, various lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any such matters will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations. For certain of these matters, it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss, particularly with regard to matters in early stages. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any one reporting period.

As of April 3, 2021, and June 27, 2020, the Company had aggregate estimated liabilities of $14.7 million and $18.8 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first nine months of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

10. Income taxes

The Company’s effective tax rate on its income before taxes was a benefit of 53.3% in the third quarter of fiscal 2021. During the third quarter of fiscal 2021, the Company’s effective tax rate was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes and (ii) decreases to valuation allowances, partially offset by (iii) increases to unrecognized tax benefit reserves.

During the third quarter of fiscal 2020, the Company’s effective tax rate on its loss before taxes was a benefit of 18.6%. During the third quarter of fiscal 2020, the Company’s effective tax rate was unfavorably impacted primarily by (i) the impairment of goodwill that is not deductible for tax purposes, partially offset by (ii) the release of unrecognized tax benefit reserves net of settlements.

For the first nine months of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 32.7%. The effective tax rate for the first nine months of fiscal 2021 was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes, (ii) decreases to valuation allowances, and (iii) the mix of income in lower tax jurisdictions, partially offset by (iv) increases to unrecognized tax benefit reserves.

During the first nine months of fiscal 2020, the Company’s effective tax rate on its loss before taxes was a benefit of 26.6%. The effective tax rate for the first nine months of fiscal 2020 was favorably impacted primarily by (i) the release of unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) goodwill impairment expense that is not deductible for tax purposes and (iv) a valuation allowance against deferred tax assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands)
Service cost	$3,938	$3,786	$11,813	$11,358
Total net periodic pension cost within selling, general and administrative expenses	3,938	3,786	11,813	11,358

Interest cost	3,976	5,638	11,928	16,914
Expected return on plan assets	(12,421)	(12,668)	(37,261)	(38,003)
Amortization of prior service cost	75	534	226	1,603
Recognized net actuarial loss	5,151	3,658	15,453	10,972
Total net periodic pension benefit within other income (expense), net	(3,219)	(2,838)	(9,654)	(8,514)

Net periodic pension cost	$719	$948	$2,159	$2,844

The Company made $12.0 million of contributions during the first nine months of fiscal 2021 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2021.

12. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the third quarter ended April 3, 2021, the Company did not repurchase any shares under this program. As of April 3, 2021, the Company had $469.0 million remaining under its share repurchase authorization.

Common stock dividend

In February 2021, the Company’s Board of Directors approved a dividend of $0.21 per common share and dividend payments of $20.9 million were made in March 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands, except per share data)
Numerator:
Net income (loss)	$107,484	$(128,661)	$107,759	$(83,242)

Denominator:
Weighted average common shares for basic earnings per share	99,542	99,479	99,125	101,013
Net effect of dilutive stock-based compensation awards	705	—	888	—
Weighted average common shares for diluted earnings per share	100,247	99,479	100,013	101,013
Basic earnings (loss) per share	$1.08	$(1.29)	$1.09	$(0.82)
Diluted earnings (loss) per share	$1.07	$(1.29)	$1.08	$(0.82)
Stock options excluded from earnings per share calculation due to anti-dilutive effect	642	1,431	793	1,018

For the three and nine months ended March 28, 2020, the diluted net loss per share is the same as basic net loss per share as the effect of all potential common shares would be anti-dilutive.

14. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	April 3,	March 28,
	2021	2020

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$5,232	$5,366
Supplemental Cash Flow Information:
Interest	$61,127	$88,472
Income tax net payments	56,135	14,689

Included in cash and cash equivalents as of April 3, 2021 and June 27, 2020 was $43.2 million and $20.9 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands)
Sales:
Electronic Components	$4,520,608	$3,974,669	$13,245,143	$12,472,484
Farnell	396,106	335,149	1,062,802	1,002,148
	4,916,714	4,309,818	14,307,945	13,474,632
Operating income (loss):
Electronic Components	$118,565	$84,841	$306,927	$290,271
Farnell	23,861	23,350	50,412	65,109
	142,426	108,191	357,339	355,380
Corporate	(31,885)	(37,833)	(102,114)	(95,416)
Restructuring, integration and other expenses	(17,574)	(19,211)	(55,943)	(58,073)
Goodwill and long-lived asset impairment expense	—	(145,836)	—	(145,836)
Amortization of acquired intangible assets and other	(5,283)	(21,071)	(35,875)	(62,603)
Operating income (loss)	$87,684	$(115,760)	$163,407	$(6,548)

Sales, by geographic area:
Americas (1)	$1,160,973	$1,203,605	$3,468,118	$3,605,944
EMEA (2)	1,585,631	1,512,476	4,412,652	4,409,258
Asia/Pacific (3)	2,170,110	1,593,737	6,427,175	5,459,430
Sales	$4,916,714	$4,309,818	$14,307,945	$13,474,632

(1)

Includes sales from the United States of $1.08 billion and $1.11 billion for the third quarters ended April 3, 2021, and March 28, 2020, respectively. Includes sales from the United States of $3.24 billion and $3.37 billion for the first nine months of fiscal 2021 and 2020, respectively.

(2)

Includes sales from Germany and Belgium of $619.4 million and $276.4 million, respectively, for the third quarter ended April 3, 2021; and $1.71 billion and $825.8 million, respectively, for the first nine months of fiscal 2021. Includes sales from Germany and Belgium of $568.0 million and $278.3 million, respectively, for the third quarter ended March 28, 2020; and $1.69 billion and $837.7 million, respectively, for the first nine months of fiscal 2020.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $717.7 million, $956.8 million and $249.5 million, respectively, for the third quarter ended April 3, 2021; and $2.02 billion, $2.95 billion and $774.1 million, respectively, for the first nine months of fiscal 2021. Includes sales from China (including Hong Kong), Taiwan and Singapore of $524.1 million, $649.7 million and $239.3 million, respectively, for the third quarter ended March 28, 2020; and $1.76 billion, $2.39 billion and $722.7 million, respectively, for the first nine months of fiscal 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	April 3,	June 27,
	2021	2020

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$155,834	$183,892
EMEA (2)	187,837	183,382
Asia/Pacific	37,412	37,333
Property, plant, and equipment, net	$381,083	$404,607

(1)	Includes property, plant and equipment, net, of $152.3 million and $179.4 million as of April 3, 2021, and June 27, 2020, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $80.2 million, $83.3 million and $21.3 million in Germany, the United Kingdom and Belgium, respectively, as of April 3, 2021; and $84.9 million, $72.7 million and $22.4 million in Germany, the United Kingdom and Belgium, respectively, as of June 27, 2020.

16. Restructuring expenses

Fiscal 2021

During fiscal 2021, the Company undertook restructuring actions to improve operating efficiencies and reduce operating expenses. Restructuring expenses are included as a component of restructuring, integration and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities associated with restructuring activities established during fiscal 2021 is presented in the following table:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Fiscal 2021 restructuring expenses	$36,992	$2,894	$39,886
Cash payments	(21,097)	(1,497)	(22,594)
Non-cash amounts	—	(56)	(56)
Other, principally foreign currency translation	570	13	583
Balance at April 3, 2021	$16,465	$1,354	$17,819

Severance expense recorded in the first nine months of fiscal 2021 related to the reduction, or planned reduction, of over 300 employees, primarily in executive management, operations, information technology, warehouse, sales and business support functions. Of the $39.9 million in restructuring expenses recorded during the first nine months of fiscal 2021, $22.5 million related to EC, $9.4 million related to Farnell and $8.0 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by the end of fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2020 and prior

During fiscal 2020 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2021 related to the remaining restructuring liabilities established during fiscal 2020 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at June 27, 2020	$13,574	$3,368	$16,942
Cash payments	(5,569)	(1,042)	(6,611)
Changes in estimates, net	(2,901)	10	(2,891)
Other, principally foreign currency translation	579	216	795
Balance at April 3, 2021	$5,683	$2,552	$8,235

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2021.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report, the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended October 3, 2020, and January 3, 2021 and the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, access to financial markets and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters, pandemics and health related crisis, social unrest or warehouse modernization and relocation efforts; risks related to cyber-attacks, other privacy and security incidents and information systems, including related to current or future implementations, integrations or upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, and liquidity and access to financing; geopolitical events, including the uncertainty caused by the United Kingdom’s exit from, and agreement for a new partnership with, the European Union; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended April 3, 2021, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended October 3, 2020, and January 2, 2021 and Annual Report on Form 10-K for the fiscal year ended June 27, 2020. The Company operates on a “52/53 week” fiscal year and fiscal 2021 contains 53 weeks compared to 52 weeks in fiscal 2020. As a result, the first nine months of fiscal 2021 ended April 3, 2021, contained 40 weeks and the first nine months of fiscal 2020 ended March 28, 2020 contained 39 weeks. This extra week in the first nine months of fiscal 2021, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.” Additionally, the Company has adjusted sales for the impact of the termination of the Texas Instruments (“TI”) distribution agreement between fiscal years.

●	Operating income (loss) excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A), (ii) amortization of acquired intangible assets and (iii) goodwill and long-lived asset impairment expense. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2021	2020	2021	2020

	(Thousands)
Operating income (loss)	$87,684	$(115,760)	$163,407	$(6,548)
Restructuring, integration and other expenses	17,574	19,211	55,943	58,073
Goodwill and long-lived asset impairment expense	—	145,836	—	145,836
Amortization of acquired intangible assets and other	5,283	21,071	35,875	62,603
Adjusted operating income	$110,541	$70,358	$255,225	$259,964

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

OVERVIEW

Organization

Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”), is a global technology solutions company with extensive capabilities that can deliver design, product, marketing and supply chain expertise for customers at every stage of the product lifecycle. Avnet transforms ideas into intelligent solutions, reducing the time, cost and complexities of bringing products to market around the world. Founded in 1921, the Company works with over 1,400 technology suppliers to serve 2.1 million customers in more than 140 countries.

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA, and (iii) Asia. A summary of each operating group is provided in Note 15, “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Significant Risks and Uncertainties

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As the scope and duration of the COVID-19 pandemic is unknown and its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factors regarding the impacts of the COVID-19 pandemic included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 and Quarterly Reports on Form 10-Q for the fiscal quarters ended October 3, 2020 and January 2, 2021.

The Company did not experience any meaningful financial impact during the third quarter of fiscal 2021 associated with the COVID-19 pandemic.

Executive Summary

Sales of $4.92 billion in the third quarter of fiscal 2021 were 14.1% higher than the prior year third quarter sales of $4.31 billion. Excluding the impact of changes in foreign currency, sales increased 10.7% as compared to sales in the prior year third quarter.

Gross profit margin of 11.6% decreased 48 basis points compared to 12.0% in the third quarter of fiscal 2020. This decrease is primarily due to geographical market mix and, to a lesser extent, product and customer mix.

Operating income of $87.7 million was $203.4 million higher, as compared to the third quarter of fiscal 2020. This represents an increase of 175.7%. Operating income margin was 1.8% in the third quarter of fiscal 2021, as compared to a negative 2.7% operating loss margin in the prior year. The increase in operating income margin when compared to the prior year third quarter is the result of the goodwill and long-lived asset impairment expense in the prior year quarter. Adjusted operating income margin was 2.3% in the third quarter of fiscal 2021 as compared to 1.6% in the third quarter of fiscal 2020, an increase of 62 basis points. This increase in adjusted operating income margin is primarily due to the increase in sales and reductions in selling, general and administrative expenses resulting from the Company’s cost savings initiatives, partially offset by the decrease in gross profit margin.

Sales

The following table presents the reconciliation of reported sales to organic sales for the third quarter and first nine months of fiscal 2021 by region and by operating group. Reported sales were the same as organic sales in the third quarter and first nine months of fiscal 2020.

	Quarter Ended			Nine Months Ended
	Sales
	As Reported		Organic					Organic
	and		Sales	Sales		Organic		Sales
	Organic	TI Sales	Adj for TI	As Reported	Estimated	Sales	TI Sales	Adj for TI
	Q3-Fiscal	Q3-Fiscal	Q3-Fiscal	Q3-Fiscal	Extra	Q3-Fiscal	Q3-Fiscal	Q3-Fiscal
	2021	2021(1)	2021(1)	2021	Week(2)	2021	2021(1)	2021(1)

	(Thousands)
Avnet	$4,916,714	$1,659	$4,915,055	$14,307,945	$306,000	$14,001,945	$292,212	$13,709,733
Avnet by region
Americas	$1,160,973	$416	$1,160,557	$3,468,118	$77,000	$3,391,118	$82,885	$3,308,233
EMEA	1,585,631	483	1,585,148	4,412,652	97,000	4,315,652	124,232	4,191,420
Asia	2,170,110	760	2,169,350	6,427,175	132,000	6,295,175	85,095	6,210,080
Avnet by operating group
EC	$4,520,608	$1,659	$4,518,949	$13,245,143	$284,000	$12,961,143	$292,212	$12,668,931
Farnell	396,106	—	396,106	1,062,802	22,000	1,040,802	—	1,040,802

___________

(1)	Sales adjusted for the impact of the termination of the TI distribution contract, which was completed in December 2020. Sales of TI products was $401 million in the third quarter of fiscal 2020 and $2 million in the third quarter of fiscal 2021. Sales of TI products was $1.24 billion in the first nine months of fiscal 2020 and $292 million in the first nine months of fiscal 2021.
(2)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.

The following table presents reported and organic sales growth rates for the third quarter and first nine months of fiscal 2021 as compared to fiscal 2020 by region and by operating group.

	Quarter Ended			Nine Months Ended
		Sales As	Organic					Organic
	Sales As	Reported	Sales		Sales As		Organic	Sales
	Reported	and Organic	Adj for TI		Reported		Sales	Adj for TI
	and	Year-Year %	Year-Year %	Sales As	Year-Year %	Organic	Year-Year %	Year-Year %
	Organic	Change in	Change in	Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Constant	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	Currency(1)	% Change	Currency	% Change	Currency	Currency(1)
Avnet	14.1%	10.7%	22.0%	6.2%	3.9%	3.9%	1.6%	9.5%
Avnet by region
Americas	(3.5)%	(3.5)%	4.9%	(3.8)%	(3.8)%	(6.0)%	(6.0)%	(0.2)%
EMEA	4.8	(3.4)	6.5	0.1	(6.0)	(2.1)	(8.2)	(1.8)
Asia	36.2	35.0	50.3	17.7	17.0	15.3	14.6	25.4
Avnet by operating group
EC	13.7%	10.5%	22.9%	6.2%	4.0%	3.9%	1.7%	10.4%
Farnell	18.2	12.3	12.3	6.1	2.4	3.9	0.2	0.2

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement, which was completed in December 2020.

Sales of $4.92 billion for the third quarter of fiscal 2021 were up $606.9 million, or 14.1%, from the prior year third quarter sales of $4.31 billion. Sales in constant currency in the third quarter of fiscal 2021 increased by 10.7% year-over-year. The increase in sales is primarily the result of increased sales in the Company’s EC Asia region and sales growth at Farnell. The year-over-year sales increases were impacted by lower sales of TI products in the third quarter of fiscal 2021. Organic sales in constant currency excluding TI sales in the third quarter of fiscal 2021 were 22.0% higher than sales in the third quarter of fiscal 2020 reflecting improvements in both operating groups across all regions.

EC sales of $4.52 billion in the third quarter of fiscal 2021 increased $545.9 million or 13.7% from the prior year third quarter sales of $3.97 billion. On an organic basis, EC sales excluding TI increased 22.9% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to improvements in overall market demand and stronger demand in certain industry sectors, particularly the transportation and industrial sectors.

Farnell sales for the third quarter of fiscal 2021 were $396.1 million, an increase of $61.0 million or 18.2% from the prior year third quarter sales of $335.1 million. Sales in constant currency increased 12.3% year-over-year. These increases were primarily a result of improved market demand in all three regions.

Sales for the first nine months of fiscal 2021 were $14.31 billion, an increase of $833.3 million as compared to sales of $13.47 billion for the first nine months of fiscal 2020. The increase in sales was primarily due to growth in the Asia region and the global benefit of an extra week of sales in the first quarter of fiscal 2021, partially offset by the decline in TI sales. Organic sales in constant currency excluding TI sales increased 9.5% year-over-year in the first nine months of fiscal 2021.

Gross Profit

Gross profit for the third quarter of fiscal 2021 was $568.4 million, an increase of $49.4 million, or 9.5%, from the third quarter of fiscal 2020 gross profit of $518.9 million. Gross profit margin decreased to 11.6% (or 48 basis points) from the third quarter of fiscal 2020 gross profit margin of 12.0%, driven by declines in gross profit margin in both operating groups. The declines in gross profit margin in both operating groups are primarily due to geographical market mix and, to a lesser extent, from unfavorable changes in product and customer mix. Sales in the higher gross profit margin western regions represented approximately 56% of sales in the third quarter of fiscal 2021, as compared to 63% during the third quarter of fiscal 2020.

Gross profit and gross profit margin were $1.60 billion and 11.2%, respectively, for the first nine months of fiscal 2021, as compared with $1.59 billion and 11.8%, respectively, for the first nine months of fiscal 2020. The decline in gross profit margin during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 is primarily due to geographical market mix and, to a lesser extent, from unfavorable changes in product and customer mix. Sales in the higher gross profit margin western regions represented approximately 55% of sales in the first nine months of fiscal 2021 as compared to 59% during the first nine months of fiscal 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $463.1 million in the third quarter of fiscal 2021, a decrease of $6.6 million, or 1.4%, from the third quarter of fiscal 2020. The year-over-year decrease in SG&A expenses was primarily due to the cost savings from restructuring activities and lower amortization expense, partially offset by the impact of foreign currency due to the weakening U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2021, SG&A expenses as a percentage of sales were 9.4% and as a percentage of gross profit were 81.5%, as compared with 10.9% and 90.5%, respectively, in the third quarter of fiscal 2020. The decrease in SG&A expenses as a percentage of gross profit primarily results from operating leverage created from higher sales, cost savings from restructuring activities, and lower amortization expense, partially offset by foreign currency due to the weakening U.S. Dollar and from the decrease in gross profit margin.

SG&A expenses for the first nine months of fiscal 2021 were $1.38 billion, or 9.6% of sales, as compared with $1.39 billion, or 10.3% of sales, in the first nine months of fiscal 2020. The year-over-year decrease in SG&A expenses was primarily due to the cost savings from restructuring activities and lower amortization expense, partially offset by the impact of foreign currency due to the weakening U.S. Dollar and from the decrease in gross profit margin. SG&A expenses were 86.3% of gross profit in the first nine months of 2021 as compared with 87.6% in the first nine months of fiscal 2020.

Restructuring, Integration, and Other Expenses

As a result of management’s focus on improving operating efficiencies and reducing operating costs, the Company has incurred certain restructuring, integration, and other costs. Restructuring costs primarily relate to the restructuring of the Company’s information technology, distribution center footprint, and business operations. Integration costs primarily relate to the integration of certain regional and global businesses, as well as incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration and other expenses, including acquisition related costs and specific and incremental costs incurred associated with the impacts of the COVID-19 pandemic.

The Company recorded restructuring, integration and other expenses of $17.6 million during the third quarter of fiscal 2021. The Company recorded $5.4 million of restructuring costs in the third quarter of fiscal 2021, which are expected to provide over $7.0 million in annual operating expense savings once such restructuring actions are completed. During the third quarter of fiscal 2021, the Company also incurred integration costs of $12.0 million and other expenses of $0.2 million. The after-tax impact of restructuring, integration and other expenses were $13.5 million and $0.13 per share on a diluted basis.

During the first nine months of fiscal 2021, the Company incurred restructuring costs of $39.9 million, integration costs of $26.5 million, which was offset by a gain on legal settlement of $8.2 million, a reversal of $2.1 million for changes in estimates for costs associated with prior year restructuring actions and a net reversal of other expenses of $0.2 million. The after-tax impact of restructuring, integration and other expenses for the first nine months of fiscal 2021 was $44.6 million and $0.44 per share on a diluted basis.

See Note 16 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income (Loss)

Operating income for the third quarter of fiscal 2021 was $87.7 million, an increase of $203.4 million, or 175.7%, from the third quarter of fiscal 2020 operating loss of $115.8 million, which included goodwill and long-lived asset impairment expense of $145.8 million. Adjusted operating income for the third quarter of fiscal 2021 was $110.5 million, an increase of $40.2 million, or 57.1%, from the third quarter of fiscal 2020. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and by the reduction in SG&A expenses.

EC operating income margin increased 49 basis points year over year to 2.6% and Farnell operating income margin decreased 95 basis points year over year to 6.0%.

Operating income for the first nine months of fiscal 2021 was $163.4 million, or 1.1% of consolidated sales, as compared with operating loss of $6.5 million, or negative 0.1% of consolidated sales in the first nine months of fiscal 2020. Adjusted operating income for the first nine months of fiscal 2021 was $255.2 million, a decrease of $4.7 million, or 1.8%, from the first nine months of fiscal 2020. The year-over-year decrease in adjusted operating income was primarily driven by the decline in gross profit margin, partially offset by the increase in sales and the reduction in SG&A expenses.

Interest and Other Financing Expenses, Net and Other Income (Expense), Net

Interest and other financing expenses in the third quarter of fiscal 2021 was $22.3 million, a decrease of $7.4 million, or 24.8%, as compared with interest and other financing expenses of $29.7 million in the third quarter of fiscal 2020. Interest and other financing expenses in the first nine months of fiscal 2021 was $66.1 million, a decrease of $31.1 million, or 32.0%, as compared with interest and other financing expenses of $97.3 million in the first nine months of fiscal 2020. The decrease in interest and other financing expenses in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily related to lower outstanding borrowings during fiscal 2021 as compared to fiscal 2020.

During the third quarter of fiscal 2021, the Company had $4.8 million of other income as compared with $12.6 million of other expense in the third quarter of fiscal 2020. During the first nine months of fiscal 2021, the Company had $16.1 million of other expense as compared with $9.6 million of other expense in the first nine months of fiscal 2020. The year-over-year differences in other income (expense) was primarily due to $15.2 million of equity investment impairment expense included in other expense in the first nine months of fiscal 2021 and differences in foreign currency exchange rates between the first nine months of fiscal 2021 and fiscal 2020.

Income Tax Benefit

The Company’s effective tax rate on its income before taxes was a benefit of 53.3% in the third quarter of fiscal 2021. During the third quarter of fiscal 2021, the Company’s effective tax rate was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes and (ii) decreases to valuation allowances, partially offset by (iii) increases to unrecognized tax benefit reserves.

For the first nine months of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 32.7%. The effective tax rate for the first nine months of fiscal 2021 was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes, (ii) decreases to valuation allowances, and (iii) the mix of income in lower tax jurisdictions, partially offset by (iv) increases to unrecognized tax benefit reserves.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2021 was $107.5 million, or $1.07 per share on a diluted basis, as compared with net loss of $128.7 million, or $1.29 per share on a diluted basis, in the third quarter of fiscal 2020.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2021 was $107.8 million, or $1.08 per share on a diluted basis, as compared with net loss of $83.2 million, or $0.82 per share on a diluted basis, in the first nine months of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2021, the Company generated $197.5 million of cash flow from operations compared to $442.6 million of cash generated in the first nine months of fiscal 2020. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $112.0 million during the first nine months of fiscal 2021, including an increase in accounts receivable of $405.7 million, offset by a decrease in inventories of $63.0 million, increases in accounts payable of $224.2 million and accrued expenses and other of $6.5 million. Comparatively, cash generated from working capital and other was $180.9 million during the first nine months of fiscal 2020, including decreases in accounts receivable of $150.1 million and inventories of $228.0 million, offset by decreases in accounts payable of $112.9 million and accrued expenses and other of $84.3 million.

Cash Flow from Financing Activities

During the first nine months of fiscal 2021, the Company made a net repayment of $232.3 million under the Credit Facility and paid dividends on common stock of $62.4 million.

During the first nine months of fiscal 2020, the Company made net repayments of $127.4 million under the Securitization Program, paid dividends on common stock of $63.2 million, and repurchased $235.8 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2021, the Company used $39.0 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs, compared to $61.2 million for capital expenditures in the first nine months of fiscal 2020. During the first nine months of fiscal 2021, the Company paid $18.4 million for an asset acquisition. The Company used $51.5 million of cash for acquisitions, which is net of the cash acquired, and paid $12.5 million for other investing activities during the first nine months of fiscal 2020.

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

Financing Transactions

See Note 6, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of April 3, 2021. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of April 3, 2021 and June 27, 2020.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2021 was $1.4 million.

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

Liquidity

The Company held cash and cash equivalents of $322.7 million as of April 3, 2021, of which $243.1 million was held outside the United States. As of June 27, 2020, the Company held cash and cash equivalents of $477.0 million, of which $411.2 million was held outside of the United States.

As of the end of the third quarter of fiscal 2021, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.3 million in letters of credit issued under the Credit Facility and no borrowings outstanding under the Securitization Program, resulting in approximately $1.61 billion of total availability as of April 3, 2021. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

Borrowings under the Credit Facility require the Company to maintain certain financial and other covenants and the Securitization has cross default provisions associated with the covenants in the Credit Facility. The Credit Facility requires the Company to maintain minimum interest coverage and leverage ratios. All other forms of debt and financing do not include financial or other covenants. The Company was in compliance with all covenants under the Credit Facility as of April 3, 2021.

During the third quarter of fiscal 2021, the Company committed to an early redemption of all $300 million of its outstanding 3.75% Notes due December 2021. The Company expects to refinance such notes.

During the third quarter and first nine months of fiscal 2021, the Company had an average daily balance outstanding of approximately $249.1 million and $138.2 million, respectively, under the Credit Facility and approximately $76.5 million and $198.6 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $485.1 million in cash flows from operating activities over the trailing four fiscal quarters ended April 3, 2021.

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

The Company continuously monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future and management believes the Company will have adequate access to the capital markets, if needed. The Company has historically generated operating cash flows and believes it will have the ability to do so in the future.

As a result of the evolving impacts of the COVID-19 pandemic and the related uncertain future business conditions, the Company is unlikely to make near-term strategic investments through material acquisitions. The Company also expects to use cash for restructuring, integration and other expenses.

As of April 3, 2021, the Company may repurchase up to an aggregate of $469.0 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. As a result of the impacts of the COVID-19 pandemic and the corresponding need to manage liquidity and leverage, the Company has temporarily suspended share repurchases.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2021, the Board of Directors approved a dividend of $0.21 per share, which resulted in $20.9 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of April 3, 2021, approximately 100% of the Company’s debt bears interest at a fixed rate and a very insignificant percentage of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in an insignificant decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2021.

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

During the third quarter of fiscal 2021, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity but could possibly be material to its results of operations in any one reporting period.

Item 1A.	Risk Factors

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2020 and the revised risk factors contained in Item 1A of its Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2020, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 3, 2021, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 other than as revised by those risk factors contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended October 3, 2020 and January 2, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. During the third quarter of fiscal 2021, the Company did not repurchase any shares under the share repurchase program resulting in $469.0 million of availability under the share repurchase program as of April 3, 2021.

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

Date: April 30, 2021

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer