Form 10-K
period 2021-07-03
AVNET INC
filed 2021-08-13
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2021

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,444,758,630.

As of July 30, 2021, the total number of shares outstanding of the registrant’s Common Stock was 99,503,643 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 18, 2021, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a global technology distributor and solutions company that supports customers at every stage of the product lifecycle, from idea to design and from prototype to production. Avnet’s unique position at the center of the technology value chain enables the company to accelerate the design and supply stages of product development so customers can realize revenue faster. Founded in 1921, the Company works with suppliers in every major technology segment to serve 2.1 million customers in more than 140 countries.

For a century, Avnet has helped its customers and suppliers realize the transformative possibilities of technology while continually expanding the breadth and depth of its capabilities. Avnet can support every stage of the electronic product lifecycle and serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and original design manufacturers (“ODMs”).

Organizational Structure

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell. Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) Europe, Middle East, and Africa (“EMEA”) and (iii) Asia/Pacific (“Asia”). Each operating group has its own management team, who manage various functions within each operating group. Each operating group also has distinct financial reporting to the executive level, which informs operating decisions and strategic planning and resource allocation for the Company as a whole. Divisions (“business units”) within each operating group serve primarily as sales and marketing units to streamline sales efforts and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific geographies or product lines. However, each business unit relies heavily on support services from the operating groups, as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group is provided in Note 17 “Segment information” to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Electronic Components

Avnet’s EC operating group primarily supports high-volume customers. It markets, sells, and distributes electronic components from the world’s leading electronic component manufacturers, including semiconductors, IP&E components (interconnect, passive and electromechanical components), and other integrated and embedded components.

EC serves a variety of markets ranging from automotive to medical to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, supply chain, new product introduction, programming, logistics and post-sales services.

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

Supply Chain Solutions

EC’s supply chain solutions provide support and logistical services to OEMs, EMS providers, and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. EC’s internal competencies in global warehousing and logistics, information technology, and asset management, combined with its global footprint and extensive partner relationships, allow EC to develop supply chain solutions that provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems, and personnel. With supply chain planning tools and a variety of inventory management solutions, EC provides solutions that meet a customer’s requirements and minimize risk in a variety of scenarios, including lean manufacturing, demand flow, and outsourcing.

Embedded and Integrated Solutions

EC provides embedded solutions including technical design, integration and assembly of embedded products, systems, and solutions primarily for industrial applications. EC also provides integrated solutions for intelligent and innovative embedded display solutions, including touch and passive displays. In addition, EC develops and produces standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration, and other value-added services in the medical, telecommunications, industrial, and digital editing markets.

EC also provides integrated solutions and services for software companies that bring their intellectual property to market via hardware solutions, including custom-built embedded servers.

Farnell

Avnet’s Farnell operating group primarily supports lower-volume customers that need electronic components quickly to develop, prototype, and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components, industrial automation components, and test and measurement products to both engineers and entrepreneurs, primarily through an e-commerce channel. Farnell brings the latest products, services, and development trends all together in element14, an industry-leading online community where engineers collaborate to solve one another’s design challenges. In element14, members get consolidated information on new technologies, as well as access to experts and product specifications. Members can see what other engineers are working on, learn from online training, and get the help they need to optimize their own designs.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from no single supplier exceeded 10% of consolidated sales during fiscal year 2021. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement products, as well as maintenance, repair and operations (MRO) products.

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Millions)
Semiconductors	$14,722.8	$13,440.3	$14,973.3
Interconnect, passive & electromechanical (IP&E)	3,649.0	3,146.0	3,516.0
Computers	640.6	572.0	533.1
Other	522.3	476.0	496.2
Sales	$19,534.7	$17,634.3	$19,518.6

Competition & Markets

The electronic components industry continues to be extremely competitive. The Company’s major competitors include: Arrow Electronics, Inc., Future Electronics, World Peace Group, Mouser Electronics and Digi-Key Electronics. There are also certain smaller, specialized competitors who generally focus on particular sectors or on narrower geographic locations, markets, or products. As a result of these factors, Avnet’s pricing and product availability must remain competitive.

A key competitive factor in the electronic component distribution industry is the need to carry a sufficient amount and selection of inventory to meet customers’ demand and rapid delivery requirements. To minimize its exposure related to inventory on hand, the Company purchases a majority of its products pursuant to franchised distribution agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which are tailored to individual customer specifications and business needs, such as point of use replenishment, testing, assembly, programming, supply chain management, and materials management.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and make all of their required purchases from Avnet, rather than purchasing from several different parties.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of an impact on consolidated results from shifts in regional sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year.

Number of Employees

As of July 3, 2021, Avnet had approximately 14,500 employees, compared to 14,600 employees on June 27, 2020, and 15,500 employees on June 29, 2019.

Human Capital Resources

The Company fosters a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on employee health, safety, and wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.

Diversity, Equity and Inclusion

The Company has a demonstrated and long-standing commitment to diversity. The Company’s Board of Directors is 36% diverse, and 27% of directors are women. Diverse employee backgrounds and perspectives lead to better decisions. Accordingly, the Company fosters a supportive, respectful culture where inclusive behaviors are valued as the workplace norm. For example, the Company regularly engages employees in listen and learn sessions on a variety of diversity topics. These group conversations are open to the entire Company, and are regularly attended by senior leaders, including our CEO. The Company’s total workforce is 45% female.

Pay Equity and Total Rewards

The Company strives to pay its employees fairly, without regard to gender, race, or other personal characteristics. To deliver on that commitment, the Company sets pay ranges based on market data and considers factors such as an employee’s role, experience, job location, and job performance. The Company reviews its compensation practices, both in terms of its overall workforce and individual employees, to help ensure that pay is fair and equitable.

The Company is committed to providing total rewards that are market-competitive and performance-based. The Company’s compensation programs reflect its commitment to reward short- and long-term performance that drives shareholder value. Compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance, all designed to attract and retain key talent.

Employee Engagement

The Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to strengthen its culture. In 2021, the Company updated its approach for measuring employee engagement, along with other enhancements to its employee listening strategy.

Training and Development

Human capital development underpins the Company’s efforts to execute its strategy. The Company invests in its employees’ career growth and provides employees with a range of development opportunities, including face-to-face, virtual, social, and self-directed learning, as well as mentoring, coaching, and external development.

Health, Safety and Wellness

Employee health and well-being is vital to the Company’s success. The Company maintains a global well-being program to help its employees thrive. The Company promotes the program’s benefits to employees, including through webinars and newsletters. It also gives employees opportunities to connect through communities and social networks. The Company’s global Employee Assistance Program (EAP) provides employees and their families with a variety of resources to help manage and adapt to stress and change. The Company’s logistics facilities focus on employee safety, and quickly responded to the COVID-19 pandemic to help protect employees. The Company follows recommended COVID-19 precautions and offers benefits to encourage employees to quarantine if they become sick.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other documents (including registration statements) with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 or the Securities Act of 1933, as applicable. The Company’s SEC filings are available to the public on the SEC’s website at http://www.sec.gov and through The Nasdaq Global Select Market (“Nasdaq”), 165 Broadway, New York, New York 10006, on which the Company’s common stock is listed.

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

Avnet Website

In addition to the information about the Company contained in this Report, extensive information about the Company can be found at http://www.avnet.com, including information about its management team, products and services, and corporate governance practices.

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

Item 1A. Risk Factors

Forward-Looking Statements and Risk Factors

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of Avnet. These statements are generally identified by words like “believes,” “plans,” “projects,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions. Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and actual results and other outcomes could differ materially from those expressed or implied in the forward-looking statements. Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made.

Risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements include the risk factors discussed below, but may also include risks and uncertainties not presently known to the Company or that management does not currently consider material. Such factors make the Company’s operating results for future periods difficult to predict and, therefore, prior results do not necessarily indicate results in future periods except as disclosed. Some of the risks disclosed below may have already occurred, but not to a degree that management considers material. Any of the below factors, or any other factors discussed elsewhere in this Report, may have an adverse effect on the Company’s financial condition, operating results, prospects, and liquidity. Similarly, the price of the Company’s common stock is subject to volatility due to fluctuations in general market conditions; actual financial results that do not meet the Company’s or the investment community’s expectations; changes in the Company’s or the investment community’s expectations for the Company’s future results, dividends or share repurchases; and other factors, many of which are beyond the Company’s control.

Business and Operations Risks

Changes in customer needs and consumption models

Changes in customer product demands and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make it difficult to predict and timely react to such changes, including those relating to product capacity and lead times. Also, future downturns or supply chain challenges in the semiconductor and embedded solutions industries could adversely affect the Company’s relationships with its customers, operating results, and profitability. In addition, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. During fiscal 2021, 2020, and 2019, sales of semiconductors represented approximately 75%, 76%, and 77% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

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

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2021, there were no Company suppliers that accounted for 10% or more of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company, because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

Shortages of products or loss of a supplier may negatively affect the Company’s business and relationships with its customers could be negatively affected, as customers depend on the Company’s timely delivery of technology hardware and software from the industry’s leading suppliers. In addition, shifts in suppliers’ strategies, or performance and delivery issues, may negatively affect the Company’s financial results. These conditions make it more difficult to manage the Company’s business and predict future performance.

The termination of the Company’s distribution contract with Texas Instruments (“TI”) (which had been one of the Company’s largest suppliers) was completed in December 2020. Sales from TI products represented approximately 9% and 10% of total sales in fiscal 2020 and 2019 respectively. The Company may experience lower sales and gross profits in the future if the impact of this termination is not offset over time by sales growth, gross margin improvements, and operating cost reductions.

The competitive landscape has also experienced a consolidation among suppliers and capacity constraints, which could negatively impact the Company’s profitability and customer base. Further, if key suppliers modify the terms of their contracts (including, without limitation, terms regarding price protection, rights of return, delivery commitments, rebates, or other terms that protect or enhance the Company’s gross margins), it could negatively affect the Company’s results of operations, financial condition, or liquidity.

Risks related to international operations

During fiscal 2021, 2020, and 2019 approximately 78%, 75% and 75%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

●	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
●	foreign currency and interest rate fluctuations;
●	non-compliance with foreign and domestic data privacy regulations, business licensing requirements, environmental regulations, and anti-corruption laws, the failure of which could result in severe penalties including monetary fines and criminal proceedings;
●	non-compliance with foreign and domestic import and export regulations and adoption or expansion of trade restrictions, including technology transfer restrictions, additional license, permit or authorization requirements for shipments, specific company sanctions, new and higher duties, tariffs or surcharges, or other import/export controls;
●	complex and changing tax laws and regulations;
●	regulatory requirements and prohibitions that differ between jurisdictions;
●	economic and political instability, terrorism, and potential military conflicts or civilian unrest;
●	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
●	natural disasters, pandemics, and other public health crises;
●	differing employment practices and labor issues; and
●	non-compliance with local laws.

In addition to the cost of compliance, the potential criminal penalties for violations of import or export regulations and anti-corruption laws, by the Company or its third-party agents, create heightened risks for the Company’s international operations. If a regulatory body determines that the Company has violated such laws, the Company could be fined significant sums, incur sizable legal defense costs, have its import or export capabilities restricted or denied, or have its inventories seized, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated any such regulations may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, the Company cannot be assured that such measures will be adequate or that its business will not be materially and adversely impacted in the event of an alleged violation.

Tariffs and trade restrictions resulting from international trade disputes or changes in trade policies may adversely affect the Company’s sales and profitability. For example, the U.S. government-imposed trade restrictions and new or higher tariffs on certain imported products. Additionally, several trade policies, rules, and restrictions applicable to China are now applicable to Hong Kong. In kind, the Chinese government has imposed trade restrictions, sanctions, and new or higher tariffs on U.S. imports into China. These actions have resulted in increased costs, including increased costs of procuring certain products the Company purchases from its suppliers, and other related expenses, which may impact the Company’s sales and customer demand for certain products. In addition, increased operational expenses incurred in minimizing the number of products subject to the tariffs could adversely affect the Company’s operating profits. Neither U.S. tariffs nor any retaliatory tariffs imposed by other countries on U.S. goods have yet had a material impact, but any future actions or escalations that affect trade relations could materially affect the Company’s sales and results of operations.

The Company transacts sales, pays expenses, owns assets, and incurs liabilities in countries using currencies other than the U.S. Dollar. Because the Company’s consolidated financial statements are presented in U.S. Dollars, the Company must translate such activities and amounts into U.S. Dollars at exchange rates in effect during each reporting period. Therefore, increases or decreases in the exchange rates between the U.S. Dollar and other currencies affect the Company’s reported amounts of sales, operating income, and assets and liabilities denominated in foreign currencies. In addition, unexpected and dramatic changes in foreign currency exchange rates may negatively affect the Company’s earnings from those markets. While the Company may use derivative financial instruments to reduce its net exposure, foreign currency exchange rate fluctuations may materially affect the Company’s financial results. Further, foreign currency instability and disruptions in the credit and capital markets may increase credit risks for some of the Company’s customers and may impair its customers’ ability to repay existing obligations.

Internal information systems failures

The Company depends on its information systems to facilitate its day-to-day operations and to produce timely, accurate, and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s systems. These IT projects are extremely complex, in part because of wide ranging processes, multiple legacy systems used, and the Company’s business operations. The Company may not always succeed at these efforts. Implementation or integration difficulties may adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, IT projects may not achieve the expected efficiencies and cost savings, which could negatively impact the Company’s financial results. A failure of any of these information systems in a way described above, or material difficulties in upgrading these information systems, could have an adverse effect on the Company’s business, internal controls, and reporting obligations under federal securities laws.

Logistics disruptions

The Company’s global logistics services are operated through specialized and centralized distribution centers around the globe, some of which are outsourced. The Company also depends almost entirely on third-party transportation service providers to deliver products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as information technology upgrades and operating issues, warehouse modernization and relocation efforts, natural disasters, pandemics, or significant disruptions of services from the Company’s third-party transportation providers) could cause an increase in expenses or a delay in expected cost savings. In addition, as the Company continues to increase capacity at its distribution center in Leeds, England, it may experience operational challenges, increases costs, decreased efficiency, and customer delivery delays and failures. Such operational challenges could have an adverse impact on the Company’s business partners, and on the Company’s business, operations, financial performance, and reputation.

Data security and privacy threats

Threats to the Company’s data and information technology systems (including phishing, cyber-attacks, and ransomware) are becoming more frequent and sophisticated. Threat actors have successfully breached the Company’s systems in various ways, and such security breaches expose the Company to significant potential liability and reputational harm. Security breaches have not yet materially impacted the Company’s operations, financial condition, or data security and privacy, but future security breaches could have a material impact. Threat actors seek unauthorized access to intellectual property, or confidential or proprietary information regarding the Company, its customers, or its business partners. They deploy malicious software programs that exploit security vulnerabilities, including ransomware designed to encrypt the Company’s files so an attacker may demand a ransom for restored access. They also seek to misdirect money, sabotage data and systems, and induce employees or other system users to disclose sensitive information, including login credentials. Further, the Company’s business partners and service providers, such as hosted solution providers, pose a security risk because their own security systems or infrastructure may be compromised.

The Company incurs significant costs to prevent and detect these risks, as well as to respond to security breaches as they occur. However, the Company’s efforts are not fully successful. Threat actors frequently change their techniques and, consequently, the Company does not always promptly detect the existence or scope of a security breach. As these types of threats grow and evolve, the Company may make further investments to protect its data and information technology infrastructure, which may impact the Company’s profitability. The Company’s insurance coverage for protecting against cyber-attacks may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company may be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, data privacy, data localization, and data protection.

Financial Risks

Inventory value decline

The electronic components and integrated products industries are subject to rapid technological change, new and enhanced products, changes in customer needs, and changes in industry standards and regulatory requirements, which can cause the Company’s inventory to decline in value or become obsolete. Regardless of the general economic environment, prices may decline due to a decrease in demand or an oversupply of products, which may increase the risk of declines in inventory value. Many of the Company’s suppliers offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), but such policies may not fully compensate for the loss. Also, suppliers may not honor such agreements, some of which are subject to the supplier discretion. In addition, most Company sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there are contracts, such contracts are generally terminable at will upon notice. Unforeseen customer cancellations may adversely affect the Company’s business, results of operations, financial condition, or liquidity.

Accounts receivable defaults

Accounts receivable are a significant portion of the Company’s working capital. If entities responsible for a significant amount of accounts receivable cease doing business, direct their business elsewhere, fail to pay, or delay payment, the Company’s business, results of operations, financial condition, or liquidity could be adversely affected. An economic or industry downturn could adversely affect the Company’s ability to collect receivables, which could result in longer payment cycles, increased collection costs, and defaults exceeding management’s expectations. A significant deterioration in the Company’s ability to collect accounts receivable in the United States could impact the cost or availability of financing under its accounts receivable securitization program.

Liquidity and capital resources constraints

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The Company may need to satisfy its cash needs through external financing. However, various factors affect external financing, including general market conditions and the Company’s debt ratings and operating results, and may not be available on acceptable terms or at all. An increase in the Company’s debt or deterioration of its operating results may cause a reduction in its debt ratings. Any such reduction could negatively impact the Company’s ability to obtain additional financing or renew existing financing, and could result in reduced credit limits, increased financing expenses, and additional restrictions and covenants. A reduction in its current debt rating may also negatively impact the Company’s working capital and impair its relationship with its customers and suppliers.

As of July 3, 2021, Avnet had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. In addition, some of its debt utilizes the LIBOR rate, which the U.K.’s Financial Conduct Authority intends to phase out by the end of 2021. At this time, it is uncertain how markets will respond to the discontinuation of LIBOR or to the proposed alternative rates, which may result in increased costs and higher interest rates. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

Under some of its credit facilities, the Company is required to maintain certain specified financial ratios and pass certain financial tests. If the Company increases its level of debt or its operating results deteriorate, it may fail to meet these financial ratios or pass these tests, which may result in an event of default. In such an event, lenders may accelerate payment and the Company may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities or is required to repay debt earlier than management expected, it may not have sufficient cash available to make interest payments, to repay indebtedness, or for general corporate needs.

General economic or business conditions, both domestic and foreign, may be less favorable than management expects and could adversely impact the Company’s sales or its ability to collect receivables from its customers, which may impact access to the Company’s accounts receivable securitization program.

Financing covenants and restrictions may limit management discretion

The agreements governing the Company’s financing, including its credit facility, accounts receivable securitization program, and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability, and the ability of certain subsidiaries, to:

●	grant liens on assets;
●	make restricted payments (including, under certain circumstances, paying dividends on common stock, or redeeming or repurchasing common stock);
●	make certain investments;
●	merge, consolidate, or transfer all, or substantially all, of the Company’s assets;
●	incur additional debt; or
●	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, the Company may be limited in the future in how it conducts its business and may be unable to raise additional debt, repurchase common stock, pay a dividend, compete effectively, or make further investments.

Tax law changes and compliance

As a multinational corporation, the Company is subject to the tax laws and regulations of the United States and many foreign jurisdictions. From time to time, governments enact new tax laws or regulations that could adversely affect the Company’s tax positions. Also, changes to current tax laws or regulations, including changes in the interpretation of such laws, may adversely affect the Company’s cash flow and effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in fiscal 2019, 2020, and 2021 to be carried back to each of the five preceding taxable fiscal years to generate a refund of previously paid income taxes. The CARES Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact the Company unfavorably.

Many countries are adopting provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development and supported by the United States. The project aims to standardize and modernize global corporate tax policy, including with regard to tax rate increases and adopting a global minimum tax. These provisions, individually or as a whole, may negatively impact taxation of international business.

The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable law, taxing authorities may challenge these tax positions and the Company may not be successful in defending against any such challenges.

The Company’s future income tax expense could be favorably or adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, and liabilities and changes to its operating structure.

Constraints on internal financial controls

Effective internal controls are necessary for the Company to provide reliable financial reports, safeguard its assets, and prevent and detect fraud. If the Company cannot do so, its brand and operating results could be harmed. Internal controls over financial reporting are intended to prevent and detect material misstatements in its financial reporting and material fraudulent activity. Internal controls are limited, including limits related to human error, circumventing or overriding controls, and fraud. As a result, the Company may not identify all material activity or all immaterial activity that could aggregate into a material misstatement. Therefore, even effective internal controls cannot guarantee that financial statements are wholly accurate or prevent all fraud and loss of assets. Management continually evaluates the effectiveness of the design and operation of the Company’s internal controls. However, if the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved internal controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed. Additionally, the Company may be subject to sanctions or investigations by regulatory authorities, or the Company could fail to meet its reporting obligations, all of which could have an adverse effect on its business or the market price of the Company’s securities.

Acquisition expected benefits shortfall

Avnet has made, and expects to continue to make, strategic acquisitions or investments globally to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with Avnet’s historical operations. Such risks include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired, incurring potential impairment charges on acquired goodwill and other intangible assets, and diverting management’s attention from existing business operations. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not successfully integrate the acquired businesses, or the integration may be more difficult, costly, or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will increase expenses associated with the acquisition or cause a delay in completing the acquisition, which may impact the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing compliance issues or deficiencies, or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

Legal and Regulatory Risks

Legal proceedings

From time to time, the Company may become involved in legal proceedings, including government investigations, that arise out of the ordinary conduct of the Company’s business, including matters involving intellectual property rights, commercial matters, merger-related matters, product liability, and other actions. Legal proceedings could result in substantial costs and diversion of management’s efforts and other resources, and could have an adverse effect on the Company’s operations and business reputation. The Company may be obligated to indemnify and defend its customers if the products or services that the Company sells are alleged to infringe any third party’s intellectual property rights. The

Company may not be able to obtain supplier indemnification for itself and its customers against such claims, or such indemnification may not fully protect the Company and its customers against such claims. Also, the Company is exposed to potential liability for technology and products that it develops for which it has no indemnification protections. If an infringement claim against the Company is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The Company may have to stop selling certain products or services, which could affect its ability to compete effectively. In addition, the Company’s expanding business activities may include the assembly or manufacture of electronic component products and systems. Product defects, whether caused by a design, assembly, manufacture or component failure or error, or manufacturing processes not in compliance with applicable statutory and regulatory requirements, may result in product liability claims, product recalls, fines, and penalties. Product liability risks could be particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of such products.

Environmental regulations

The Company is subject to various federal, state, local, and foreign laws and regulations addressing environmental and other impacts from industrial processes, waste disposal, carbon emissions, use of hazardous materials in products and operations, recycling products, and other related matters. While the Company strives to fully comply with all applicable regulations, certain of these regulations impose liability without fault. Additionally, the Company may be held responsible for the prior activities of an entity it acquired. Failure to comply with these regulations could result in substantial costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Further, environmental laws may become more stringent over time, imposing greater compliance costs, and increasing risks and penalties associated with violations.

General Risk Factors

COVID-19 impacts on economy, operations, and financial results

The COVID-19 pandemic has negatively impacted the global economy, increased demand uncertainty, created supply chain and forecasting challenges, and disrupted logistics and distribution systems. As a result, this pandemic has negatively impacted the operations of the Company and its customers and suppliers, and resulted in or heightened the risks of customer bankruptcies, customer delayed or defaulted payments, product supply constraints, delays in product deliveries, restrictions on access to financial markets, and other risk factors described in the Company’s Annual Report. While the Company has not yet experienced any material disruption to its upstream supply chain and many of its distribution centers remain operational under business continuity plans, it has experienced increased logistics costs, product demand fluctuations, product pricing challenges, longer lead times, reduction in global distribution center utilization, and shipping delays. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on the Company’s business, its employees, product supply and demand, results of operations, and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Economic and geopolitical uncertainty

The Company’s financial results, operations, and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty (including the uncertainty caused by the COVID-19 pandemic and international trade disputes) have resulted, and may result in the future, in decreased sales, margins, and earnings. Economic weakness and geopolitical uncertainty may also lead the Company to impair assets (including goodwill, intangible assets, and other long-lived assets) and increase restructuring expenses to reduce expenses in response to decreased sales or margins.

The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility, which may negatively impact the Company’s results. Economic weakness and geopolitical uncertainty also make it more difficult for the Company to manage inventory levels and collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity, and higher financing costs.

Further, an increase in inflation rates could affect the Company’s profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers. In addition, Inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and the Company’s ability to offer credit and collect receivables.

The Company is monitoring the implementation and effects of Brexit and developing contingency plans, including changes to its logistics operations and shipment routes, and preparing for changes in trade facilitation regulations. While the extent of the impact of Brexit is not yet fully known, Brexit has led to instability and uncertainty in the United Kingdom and the European Union, could contribute to logistical and regulatory delays at borders, and volatility in the foreign exchange markets, and may have an adverse effect on the Company’s trade operations and financial results.

Competition

The market for the Company’s products and services is very competitive and subject to rapid technological advances, new competitors, non-traditional competitors, changes in industry standards, and changes in customer product demands and consumption models. The Company competes with other global and regional distributors, as well as some of the Company’s own suppliers that maintain direct sales efforts. In addition, as the Company expands its offerings and geographies, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

The size of the Company’s competitors varies across market sectors, as do the resources the Company has allocated to the sectors and geographic areas in which it does business. Therefore, some competitors may have greater resources or a more extensive customer or supplier base in some market sectors and geographic areas. As a result, the Company may not be able to effectively compete in certain markets, which could impact the Company’s profitability and prospects.

Employee retention and hiring constraints

Identifying, hiring, training, developing, and retaining qualified employees is critical to the Company’s success, and competition for experienced employees in the Company’s industry can be intense. Restrictions on immigration or changes in immigration laws, including visa restrictions, may limit the Company’s acquisition of key talent. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. In addition, as global opportunities and industry demands shift, and as the Company expands its offerings, the Company may not adequately realign, train, and hire skilled personnel. The Company periodically eliminates positions due to organizational restructurings or other reasons, which may damage the Company’s reputation as an employer and negatively impact the Company’s ability to hire and retain qualified personnel. Also, position eliminations may negatively impact the morale of employees who are not terminated, which could result in work stoppages or slowdowns, particularly where employees are represented by unions or works councils. If these circumstances occur, the Company’s business, financial condition, and results of operations could be seriously harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 2.1 million and 4.4 million square feet of space, respectively, of which approximately 26% is in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	360,000	Leased	Farnell warehousing and value-added operations
Poing, Germany	300,000	Owned	EC warehousing and value-added operations
Gaffney, South Carolina	220,000	Owned	Farnell warehousing
Hong Kong, China	210,000	Leased	EC warehousing
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters
Chandler, Arizona	150,000	Leased	EC warehousing, integration and value-added operations

See Note 6, “Property, plant and equipment, net” and Note 12, “Leases” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on property, plant and equipment, and operating leases.

Item 3. Legal Proceedings

Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending environmental and other legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimable costs of environmental and other legal proceedings.

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations, including import/export and environmental matters. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any single reporting period.

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

Record Holders

As of July 30, 2021, there were 1,547 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and Synnex Corp). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 7/2/2016 and tracks it through 7/3/2021.

	7/2/2016	7/1/2017	6/30/2018	6/29/2019	6/27/2020	7/3/2021
Avnet, Inc.	$100	$98.17	$110.29	$118.55	$69.87	$110.11
Nasdaq Composite	100	128.30	158.57	170.91	216.96	315.10
Peer Group	100	127.74	121.27	121.78	119.17	259.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock. During the fourth quarter of fiscal 2021, the Company did not repurchase any shares under the share repurchase program, which is part of a publicly announced plan. As of July 3, 2021, the Company had $469.0 million remaining under its share repurchase authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2021 contains 53 weeks compared to 52 weeks in fiscal 2020. The extra week, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

The discussion of the Company’s results of operations includes references to the impact of foreign currency translation. When the U.S. Dollar strengthens and the stronger exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens and the weaker exchange rates of the current year are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the resulting impact is an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in EMEA and Asia, are referred to as “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021, as discussed above. Sales taking into account these adjustments are referred to as “organic sales.” Additionally, the Company has adjusted sales for the impact of the termination of the TI distribution agreement between fiscal years.
●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill and long-lived asset impairment expense, and (iii) amortization of acquired intangible assets and other. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Operating income (loss)	$281,408	$(4,628)	$365,911
Restructuring, integration and other expenses	84,391	81,870	108,144
Goodwill and intangible asset impairment expense	—	144,092	137,396
Amortization of acquired intangible assets and other	41,245	81,555	84,257
Adjusted operating income	$407,044	$302,889	$695,708

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

Results of Operations

Significant Risks and Uncertainties

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, constrained work force participation, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As the scope and duration of the COVID-19 pandemic is unknown and the extent of its economic impact continues to evolve globally, there is uncertainty related to the ultimate impact it will have on the Company’s business, its employees, results of operations and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Executive Summary

Sales for fiscal 2021 were $19.53 billion, an increase of 10.8% from fiscal 2020 sales of $17.63 billion. Organic sales in constant currency increased 6.3% as compared to sales in the prior year. This increase in organic sales was predominately driven by organic sales growth in Asia as a result from strong demand as the electronic components industry recovered from declines in demand during fiscal 2020.

Gross profit margin of 11.5% decreased 23 basis points compared to 11.7% in fiscal 2020. This decline was primarily due to geographical market mix and, to a lesser extent, from unfavorable changes in product and customer mix.

Operating income was $281.4 million in fiscal 2021, representing an increase compared with fiscal 2020 operating loss of $4.6 million. Operating income margin was 1.4% in fiscal 2021 as compared to an operating loss in fiscal 2020 driven primarily by goodwill and long-lived asset impairment expense. Adjusted operating income margin was 2.1% in fiscal 2021 as compared to 1.7% in fiscal 2020, an increase of 36 basis points. This increase in adjusted operating income margin is primarily due to the increase in sales, partially offset by an increase in selling, general and administrative expenses and decrease in gross profit margin.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	July 3,	% of	June 27,	% of	June 29,	% of	2021 to	2020 to
	2021	Total	2020	Total	2019	Total	2020	2019

	(Dollars in millions)
Sales by Operating Group:
EC	$18,030.5	92.3%	$16,340.1	92.7%	$18,060.3	92.5%	10.3%	(9.5)%
Farnell	1,504.2	7.7	1,294.2	7.3	1,458.3	7.5	16.2	(11.3)
	$19,534.7		$17,634.3		$19,518.6

Sales by Geographic Region:
Americas	$4,662.5	23.9%	$4,755.3	27.0%	$5,135.8	26.3%	(2.0)%	(7.4)%
EMEA	6,149.9	31.5	5,753.4	32.6	6,762.9	34.6	6.9	(14.9)
Asia/Pacific	8,722.3	44.6	7,125.6	40.4	7,619.9	39.0	22.4	(6.5)
Total Avnet	$19,534.7		$17,634.3		$19,518.6

The table below provides the reconciliation of reported sales to organic sales for fiscal 2021 by region and by operating group. Reported sales were the same as organic sales in fiscal 2020.

					Organic
	Sales		Organic		Sales
	as Reported	Estimated	Sales	TI Sales	Adj for TI
	Fiscal	Extra	Fiscal	Fiscal	Fiscal
	2021	Week(1)	2021	2021(2)	2021(2)

	(Dollars in millions)
Avnet	$19,534.7	$306.0	$19,228.7	$292.2	$18,936.5
Avnet by region
Americas	$4,662.5	$77.0	$4,585.5	$82.9	$4,502.6
EMEA	6,149.9	97.0	6,052.9	124.2	5,928.7
Asia	8,722.3	132.0	8,590.3	85.1	8,505.2
Avnet by segment
EC	$18,030.5	$284.0	$17,746.5	$292.2	$17,454.3
Farnell	1,504.2	22.0	1,482.2	—	1,482.2
(1)The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.
(2)	Sales adjusted for the impact of the termination of the TI distribution contract, which was completed in December 2020. Sales of TI products was $292 million and $1.57 billion for fiscal 2021 and fiscal 2020, respectively.

The table below provides reported and organic sales growth rates for fiscal 2021 as compared to fiscal 2020 by region and by operating group.

					Organic
		Sales As		Organic	Sales
		Reported		Sales	Adj for TI
	Sales As	Year-Year %	Organic	Year-Year %	Year-Year %
	Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	% Change	Currency	Currency(1)
Avnet	10.8%	8.0%	9.0%	6.3%	14.8%
Avnet by region
Americas	(2.0)%	(2.0)%	(3.6)%	(3.6)%	2.8%
EMEA	6.9	(0.4)	5.2	(2.1)	5.4
Asia	22.4	21.7	20.6	19.8	30.8
Avnet by segment
EC	10.3%	7.8%	8.6%	6.0%	15.3%
Farnell	16.2	11.2	14.5	9.5	9.5

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement, which was completed in December 2020.

Avnet’s sales for fiscal 2021 were $19.53 billion, an increase of $1.90 billion, or 10.8%, from fiscal 2020 sales of $17.63 billion. Organic sales in constant currency increased 6.3% as compared to sales in the prior year. The year-over-year increase in organic sales was primarily due to growth in Asia where demand for electronic components improved compared to fiscal 2020, partially offset by declines in the Americas and EMEA primarily due to the loss of the TI product line. Organic sales in constant currency excluding TI sales increased 14.8% year over year in fiscal 2021 with all regions contributing to the growth.

EC sales in fiscal 2021 were $18.03 billion, representing a 10.3% increase over fiscal 2020 sales. EC organic sales in constant currency increased 6.0% year over year driven by the Asia region. EC organic sales in constant currency excluding TI sales increased 15.3% year over year. The increase in sales in the Company’s EC operating group is primarily due to improvements in overall market demand as fiscal 2020 was a year where demand had declined due to an overall industry economic downturn.

Farnell sales in fiscal 2021 were $1.50 billion, an increase of $0.2 million or 16.2% over fiscal 2020 sales. Organic sales in constant currency increased 9.5% year-over-year. These increases were primarily a result of improved market demand in all three regions.

Gross Profit and Gross Profit Margin

Gross profit in fiscal 2021 was $2.24 billion, an increase of $177.2 million, or 8.6%, compared to fiscal 2020. Gross profit margin of 11.5% in fiscal 2021 decreased 23 basis points from fiscal 2020 driven primarily by a higher percentage of sales coming from the Asia region and, to a lesser extent, from unfavorable changes in product and customer mix. Sales in the higher margin western regions represented approximately 55% of sales in fiscal 2021 as compared to 60% during fiscal 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2021 were $1.87 billion, an increase of

$32.7 million, or 1.8%, compared to fiscal 2020. The year-over-year increase in SG&A expenses was primarily due to the impact of the extra week in the first quarter of fiscal 2021, the impact of foreign currency due to the weakening U.S. Dollar and from increases due to the growth in sales, partially offset by the cost savings from restructuring activities and lower amortization expense.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2021, SG&A expenses as a percentage of sales were 9.6% and as a percentage of gross profit were 83.7%, as compared with 10.4% and 89.3%, respectively, in fiscal 2020. The decrease in SG&A expenses as a percentage of gross profit was primarily due to the operating leverage created from higher sales, cost savings from restructuring activities, and lower amortization expense, partially offset by foreign currency due to the weakening U.S. Dollar and from the decrease in gross profit margin.

Goodwill and Intangible Asset Impairment Expenses

The Company incurred $144.1 million of goodwill and intangible asset impairment expenses during fiscal 2020. See Note 7, “Goodwill, intangible assets and impairments” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to goodwill impairment and intangible asset impairment expenses.

Restructuring, Integration and Other Expenses

As a result of management’s focus on improving operating efficiencies and reducing operating costs, the Company has incurred certain restructuring, integration, and other costs. Restructuring costs primarily relate to the restructuring of the Company’s information technology, distribution center footprint, and business operations. Integration costs relate to the integration of certain regional and global businesses, including incremental costs incurred as part of the consolidation, relocation, sale and closure of distribution centers and office facilities. Other costs consist primarily of any other miscellaneous costs that relate to restructuring, integration, and other expenses, including acquisition related costs and specific and incremental costs incurred associated with the impacts of the COVID-19 pandemic.

The Company recorded $59.4 million for restructuring costs in fiscal 2021 and expects to realize approximately $50.0 million in incremental annualized operating costs savings as a result of such restructuring actions. Restructuring expenses consisted of $54.6 million for severance and $4.8 million for facility exit costs. The Company also incurred integration costs of $35.8 million, which was offset by a gain on legal settlement of $8.2 million and a reversal of $2.6 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration, and other expenses were $66.9 million and $0.67 per share on a diluted basis.

See Note 18, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income (Loss)

Operating income for fiscal 2021 was $281.4 million, an increase of $286.0 million as compared with fiscal 2020 operating loss of $4.6 million, which included goodwill and long-lived asset impairment expense of $144.1 million. Operating income margin was 1.4% in fiscal 2021 compared to an operating loss in fiscal 2020. Adjusted operating income for fiscal 2021 was $407.0 million, an increase of $104.2 million or 34.4%, from fiscal 2020. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales, partially offset by a lower gross profit margin and increases to SG&A expenses.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses for fiscal 2021 was $89.5 million, a decrease of $33.3 million, or 27.1%, compared with interest and other financing expenses of $122.7 million in fiscal 2020. The decrease in interest and other financing expenses in fiscal 2021 compared to fiscal 2020 was primarily related to lower outstanding borrowings during fiscal 2021 as compared to fiscal 2020.

In fiscal 2021, the Company had $19.0 million of other expense as compared with $2.2 million of other expense in fiscal 2020. In fiscal 2021, other expense included equity investment impairment expense, debt extinguishment costs, and foreign currency losses of $12.9 million offset by other insignificant miscellaneous other income items compared to equity investment impairment expense substantially all offset by foreign currency gains in fiscal 2020.

Income Tax Expense

Avnet’s effective tax rate on its income before income taxes was a benefit of 11.7% in fiscal 2021. The effective tax rate for fiscal 2021 was favorably impacted primarily by (i) a tax benefit arising from the reduction in fair value of certain businesses, resulting in losses that can be carried back under U.S. tax law and, (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) increases to unrecognized tax benefit reserves.

See Note 10, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2021 was $193.1 million, or $1.93 earnings per share on a diluted basis, compared with net loss of $31.1 million, or $0.31 of net loss per share on a diluted basis, in fiscal 2020.

Fiscal 2020 Comparison to Fiscal 2019

For comparison of the Company’s results of operations between fiscal 2020 and fiscal 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 filed with the SEC on August 14, 2020.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company generated $90.9 million of cash from its operating activities in fiscal 2021 as compared to $730.2 million in fiscal 2020. These operating cash flows are comprised of: (i) cash flows generated from net income (loss), adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items , and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other to support sales growth was $372.5 million during fiscal 2021, including increases in accounts receivable of $615.4 million and inventories of $409.1 million, offset by increases in accounts payable of $621.0 million and accrued expenses and other of $30.9 million. Comparatively, cash generated from working capital and other was $335.1 million during fiscal 2020, including decreases in accounts receivable of $221.5 million and inventories of $266.8 million, partially offset by decreases in accounts payable of $107.0 million and accrued expenses and other of $46.2 million.

Cash Flows from Financing Activities

During fiscal 2021, the Company received net proceeds of $297.7 million as a result of the issuance of $300.0 million of 3.00% Notes due May 2031 and $22.9 million under the Securitization Program. During fiscal 2021, the Company repaid $305.1 million of notes and $231.7 million under the Credit Facility, and paid dividends on common stock of $84.3 million.

During fiscal 2020, the Company repaid $302.0 million of notes and $227.3 million under the Securitization Program and received net proceeds of $223.1 million under the Credit Facility. During fiscal 2020, the Company paid dividends on common stock of $84.0 million and repurchased $237.8 million of common stock.

Cash Flows from Investing Activities

During fiscal 2021, the Company used $50.4 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $73.5 million in fiscal 2020. During fiscal 2021, the Company used $18.4 million of cash for acquisitions, which is net of the cash acquired, compared to $51.5 million of cash for acquisitions, which is net of the cash acquired, in fiscal 2020. In addition, the Company paid $12.8 million for other investing activities during fiscal 2020.

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to cash generated from operating activities. The Company also uses several funding sources to avoid becoming overly dependent on one financing source, and to lower funding costs. These financing arrangements include public debt, short-term and long-term bank loans, a revolving credit facility (the “Credit Facility”), and an accounts receivable securitization program (the “Securitization Program”).

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2021 was $1.4 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivables are recorded within “Interest and other financing expenses, net” and are not material.

See Note 8, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of July 3, 2021.

Covenants and Conditions

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures, and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. The Company was in compliance with all such covenants as of July 3, 2021.

The Company’s Securitization Program contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market, and industry factors. The Company was in compliance with all such covenants as of July 3, 2021.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $199.7 million as of July 3, 2021, of which $150.5 million was held outside the United States. As of June 27, 2020, the Company had cash and cash equivalents of $477.0 million, of which $411.2 million was held outside of the United States.

As of July 3, 2021, there were no borrowings outstanding under the Credit Facility, with $1.3 million in letters of credit issued and $22.9 million outstanding under the Securitization Program. During fiscal 2021, the Company had an average daily balance outstanding under the Credit Facility of approximately $167.8 million and $173.6 million under the Securitization Program. As of July 3, 2021, the combined availability under the Credit Facility and the Securitization Program was $1.64 billion. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

In July 2021, the Company extended the maturity of the Securitization Program to August 31, 2021. The Company expects to renew the Securitization Program for two years on similar terms in the first quarter of fiscal 2022.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company generated $90.9 million in cash flows from operating activities during the fiscal year ended July 3, 2021.

Liquidity is subject to many factors, such as normal business operations and general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, capital expenditures and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements in the future and management believes the Company will have adequate access to capital markets, if needed. The Company has historically generated operating cash flows and believes it will have the ability to do so in the future.

As a result of the evolving impacts of the COVID-19 pandemic and the related uncertain future business conditions, the Company in unlikely to make near-term strategic investments through acquisitions.

As of July 3, 2021, the Company may repurchase up to an aggregate of $469.0 million of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions, amended Credit Facility restrictions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. As a result of the impacts of the COVID-19 pandemic and the corresponding need to manage liquidity and leverage, the Company has suspended share repurchases.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2021, the Board of Directors approved a dividend of $0.22 per share, which resulted in $21.9 million of dividend payments during the quarter.

Long-Term Contractual Obligations

The Company has the following contractual obligations outstanding as of July 3, 2021 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,224.3	$23.1	$350.8	$550.4	$300.0
Interest expense on long-term debt obligations(2)	235.3	51.8	76.0	63.6	43.9
Operating lease obligations(3)	359.8	66.6	97.6	61.1	134.5

(1)	Excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2021 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

At July 3, 2021, the Company had an estimated liability for income tax contingencies of $145.1 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $2.4 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

The Company does not currently have any material long-term commitments for purchases of inventories from suppliers or for capital expenditures.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are based upon the Company’s continual evaluation of available information, including historical results and anticipated future events. Actual results may differ materially from these estimates.

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2021 relate to:

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. Inventory cost includes the purchase price of finished goods and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company’s inventories include electronic components sold into changing, cyclical, and competitive markets, so inventories may decline in market value or become obsolete.

The Company regularly evaluates inventories for expected customer demand, obsolescence, current market prices, and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the estimated net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances, and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the net realizable value of inventories. Additionally, assumptions about future demand and market conditions, as well as decisions to discontinue certain product lines, impact the evaluation of whether to write-down inventories. If future demand change or actual market conditions are less favorable than assumed, then management evaluates whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

Accounting for Income Taxes

Management’s judgment is required in determining income tax expenses and unrecognized tax benefits, in measuring deferred tax assets and liabilities, and valuing allowances recorded against net deferred tax assets. Recovering net deferred tax assets depends on the Company’s ability to generate sufficient future taxable income in certain jurisdictions. In addition, when assessing the need for valuation allowances, the Company considers historic levels and types of income, expectations and risk associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. If the Company determines that it cannot realize all or part of its deferred tax assets in the future, it may record additional valuation allowances against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, if the Company determines that it can realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The anticipated and actual outcomes of these matters may differ, which may result in changes in estimates to such liabilities. To the extent such changes in estimates are necessary, the Company’s effective tax rate may fluctuate. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

In determining the Company’s income tax expense, management considers current tax regulations in the numerous jurisdictions in which it operates, including the impact of tax law and regulation changes in the jurisdictions the Company operates in. The Company exercises judgment for interpretation and application of such current tax regulations. Changes to such tax regulations or disagreements with the Company’s interpretation or application by tax authorities in any of the Company’s major jurisdictions may have a significant impact on the Company’s income tax expense.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on income tax expense, valuation allowances and unrecognized tax benefits.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU No. 2021-01”), to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance through December 31, 2022. The Company is currently evaluating the effects of adopting the provisions of ASU No. 2020-04 and ASU No. 2021-01, but does not currently expect a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU No. 2019-12”), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 will be effective for the Company in the first quarter of fiscal 2022, and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2019-12.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 3, 2021 (dollars in millions):

	Fiscal Year
	2022	2023	2024	2025	2026	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$—	$350.4	$0.4	$0.2	$550.2	$300.0	$1,201.2
Floating rate debt	$23.1	$—	$—	$—	$—	$—	$23.1
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at July 3, 2021, and June 27, 2020 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at July 3, 2021	at July 3, 2021	at June 27, 2020	June 27, 2020
Liabilities:
Fixed rate debt(1)	$1,201.2	$1,291.4	$1,201.4	$1,297.4
Average interest rate	4.3%		4.5%
Floating rate debt	$23.1	$23.1	$230.1	$230.1
Average interest rate	1.2%		1.3%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk, utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than sixty days, but not greater than one year). The Company continues to be exposed to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations, primarily within “other (expense) income, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at July 3, 2021, would result in an increase or decrease of approximately $170.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 3 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm	33

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at July 3, 2021, and June 27, 2020	36

	Consolidated Statements of Operations for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019	37

	Consolidated Statements of Comprehensive Income for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019	38

	Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019	39

	Consolidated Statements of Cash Flows for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019	40

	Notes to Consolidated Financial Statements	41

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019	77

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 3, 2021 and June 27, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 3, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended July 3, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of June 30, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of July 1, 2018 due to the adoption of Financial Accounting Standards Board’s ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accounting for income taxes

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company recognized $109.4 million of deferred tax assets, net and income tax benefit of $20.2 million as of and for the year ended July 3, 2021. Additionally, as discussed in Note 10, the Company recognized income taxes receivable of $241.3 million as of July 3, 2021. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

We identified the evaluation of accounting for income taxes as a critical audit matter. Evaluating the Company’s application of current tax regulations in various foreign jurisdictions and the impact of those regulations on foreign, U.S. federal, state and local income tax provisions required complex auditor judgment and the use of tax professionals with specialized skills.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls related to the application of current tax regulations in the various tax jurisdictions and impact on the Company’s tax provisions. We involved tax professionals with specialized skills and knowledge in various tax jurisdictions, who assisted in evaluating the Company’s analyses over the application of current tax regulations and the Company’s interpretation of tax laws and regulations in those jurisdictions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Phoenix, Arizona

August 13, 2021

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3,	June 27,
	2021	2020

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$199,691	$477,038
Receivables	3,576,130	2,928,386
Inventories	3,236,837	2,731,988
Prepaid and other current assets	150,763	191,394
Total current assets	7,163,421	6,328,806
Property, plant and equipment, net	368,452	404,607
Goodwill	838,105	773,734
Intangible assets, net	28,539	65,437
Operating lease assets	265,988	275,917
Other assets	260,917	256,696
Total assets	$8,925,422	$8,105,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$23,078	$51
Accounts payable	2,401,357	1,754,078
Accrued expenses and other	572,457	472,924
Short-term operating lease liabilities	58,346	53,313
Total current liabilities	3,055,238	2,280,366
Long-term debt	1,191,329	1,424,791
Long-term operating lease liabilities	239,838	253,719
Other liabilities	354,833	419,923
Total liabilities	4,841,238	4,378,799
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 99,601,393 shares and 98,792,542 shares, respectively	99,601	98,793
Additional paid-in capital	1,622,160	1,594,140
Retained earnings	2,516,170	2,421,845
Accumulated other comprehensive loss	(153,747)	(388,380)
Total shareholders’ equity	4,084,184	3,726,398
Total liabilities and shareholders’ equity	$8,925,422	$8,105,197

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands, except per share amounts)
Sales	$19,534,679	$17,634,333	$19,518,592
Cost of sales	17,294,049	15,570,877	17,032,490
Gross profit	2,240,630	2,063,456	2,486,102
Selling, general and administrative expenses	1,874,831	1,842,122	1,874,651
Goodwill and long-lived asset impairment expense	—	144,092	137,396
Restructuring, integration and other expenses	84,391	81,870	108,144
Operating income (loss)	281,408	(4,628)	365,911
Other (expense) income, net	(19,006)	(2,215)	5,559
Interest and other financing expenses, net	(89,473)	(122,742)	(134,874)
Income (loss) before taxes	172,929	(129,585)	236,596
Income tax (benefit) expense	(20,185)	(98,504)	60,259
Net income (loss)	$193,114	$(31,081)	$176,337

Earnings (loss) per share:
Basic	$1.95	$(0.31)	$1.61
Diluted	$1.93	$(0.31)	$1.59

Shares used to compute earnings per share:
Basic	99,258	100,474	109,820
Diluted	100,168	100,474	110,798
Cash dividends paid per common share	$0.85	$0.84	$0.80

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Net income (loss)	$193,114	$(31,081)	$176,337
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	152,678	(56,682)	(63,621)
Pension adjustments, net	81,955	(27,659)	(45,067)
Total comprehensive income (loss)	$427,747	$(115,422)	$67,649

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 3, 2021, June 27, 2020 and June 29, 2019

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 30, 2018	115,825	115,825	$1,528,713	$3,235,894	$(195,351)	$4,685,081
Net income	—	—	—	176,337	—	176,337
Translation adjustments and other	—	—	—	—	(63,621)	(63,621)
Pension liability adjustments, net of tax of $14,988	—	—	—	—	(45,067)	(45,067)
Cash dividends ($0.80 per share)	—	—	—	(87,158)	—	(87,158)
Repurchases of common stock	(12,919)	(12,919)	—	(553,772)	—	(566,691)
Effects of new accounting principles	—	—	—	(3,832)	—	(3,832)
Stock-based compensation	1,132	1,132	44,292	—	—	45,424
Balance, June 29, 2019	104,038	104,038	1,573,005	2,767,469	(304,039)	4,140,473
Net loss	—	—	—	(31,081)	—	(31,081)
Translation adjustments and other	—	—	—	—	(56,682)	(56,682)
Pension liability adjustments, net of tax of $362	—	—	—	—	(27,659)	(27,659)
Cash dividends ($0.84 per share)	—	—	—	(83,975)	—	(83,975)
Repurchases of common stock	(5,870)	(5,870)	—	(230,568)	—	(236,438)
Stock-based compensation	625	625	21,135	—	—	21,760
Balance, June 27, 2020	98,793	98,793	1,594,140	2,421,845	(388,380)	3,726,398
Net income	—	—	—	193,114	—	193,114
Translation adjustments and other	—	—	—	—	152,678	152,678
Pension liability adjustments, net of tax of $2,483	—	—	—	—	81,955	81,955
Cash dividends ($0.85 per share)	—	—	—	(84,309)	—	(84,309)
Effects of new accounting principles	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	808	808	28,020	—	—	28,828
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$193,114	$(31,081)	$176,337

Non-cash and other reconciling items:
Depreciation	90,884	101,100	97,160
Amortization	41,033	81,139	83,682
Amortization of operating lease assets	56,782	60,656	—
Deferred income taxes	14,650	(34,264)	33,801
Stock-based compensation	29,339	26,832	30,098
Goodwill, long-lived asset and other impairments	15,166	159,346	192,083
Other, net	22,512	31,343	(17,491)
Changes in (net of effects from businesses acquired and divested):
Receivables	(615,353)	221,486	464,981
Inventories	(409,075)	266,791	81,929
Accounts payable	620,973	(106,990)	(377,855)
Accrued expenses and other, net	30,924	(46,176)	(229,955)
Net cash flows provided by operating activities	90,949	730,182	534,770

Cash flows from financing activities:
Issuance of notes, net of discounts	297,660	—	—
Repayments of public notes	(305,077)	(302,038)	—
Borrowings (repayments) under accounts receivable securitization, net	22,900	(227,300)	122,300
Borrowings (repayments) under senior unsecured credit facility, net	(231,680)	223,058	505
Repayments under bank credit facilities and other debt, net	(2,789)	(2,123)	(61,738)
Repurchases of common stock	—	(237,842)	(568,712)
Dividends paid on common stock	(84,309)	(83,975)	(87,158)
Other, net	(10,718)	(14,330)	12,127
Net cash flows used for financing activities	(314,013)	(644,550)	(582,676)

Cash flows from investing activities:
Purchases of property, plant and equipment	(50,363)	(73,516)	(122,690)
Acquisitions of assets and businesses	(18,381)	(51,509)	(56,417)
Proceeds from sale of business	—	—	123,473
Other, net	7,548	(9,992)	30,422
Net cash flows used for investing activities	(61,196)	(135,017)	(25,212)

Effect of currency exchange rate changes on cash and cash equivalents	6,913	(19,682)	(1,902)

Cash and cash equivalents:
— decrease	(277,347)	(69,067)	(75,020)
— at beginning of period	477,038	546,105	621,125
— at end of period	$199,691	$477,038	$546,105

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

Reclassifications — Certain prior period amounts have been reclassified or combined to conform to the current period presentation including the adoption of new accounting pronouncements.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2021 contains 53 weeks compared to 52 weeks in fiscal 2020 and 2019. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Receivables – On June 28, 2020, the Company adopted ASC 326, which revises the methodology for measuring credit losses on financial instruments including trade accounts receivable and the timing of when such losses are recorded. The Company adopted ASC 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $17.2 million ($14.5 million, net of tax of $2.7 million). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied at the time the asset, or pool of assets, is recognized.

Receivables, predominately comprised of trade accounts and notes receivable, are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. The Company estimates the allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. Adjustments to historical loss information are made for differences in current receivable- specific risk characteristics, such as changes in customer behavior, economic and industry changes, or other relevant factors. Expected credit losses are estimated on a pooled basis when similar risk characteristics exist.

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value. Inventory cost includes the purchase price of finished goods and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, excess, and obsolescence allowances, or price protections provided by the Company’s suppliers. It records the lower of cost or net

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizable value write-down if any inventories have a cost in excess of such inventories’ estimated net realizable value. The Company does not incorporate any non-contractual protections when estimating the net realizable value of its inventories.

Depreciation, amortization and useful lives — The Company reports property, plant, and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditure that substantially adds to the value or substantially extends the useful life of an existing asset. Additionally, the Company capitalizes qualified costs related to software obtained or developed for internal use as a component of property, plant, and equipment. Software obtained for internal use has generally been enterprise-level business operations, logistics, and finance software that is customized to meet the Company’s specific operational requirements. The Company begins depreciation and amortization (“depreciation”) for property, plant, and equipment when an asset is both in the location and condition for its intended use.

Property, plant, and equipment is depreciated using the straight-line method over its estimated useful lives. The estimated useful lives for property, plant, and equipment are typically as follows: buildings (30 years); machinery, fixtures and equipment (2-10 years); information technology hardware and software (2-10 years); and leasehold improvements (over the applicable lease term or economic useful life, if shorter).

The Company amortizes intangible assets acquired in business combinations or asset combinations using the straight-line method over the estimated economic useful lives of the intangible assets from the date of acquisition, which is generally between 5-10 years.

Long-lived asset impairment — Long-lived assets, including property, plant, equipment, intangible assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (“asset group”). An impairment is recognized when the estimated undiscounted cash flows expected to result from the use of the asset group and its eventual disposition is less than its carrying amount. An impairment is measured as the amount by which an asset group’s carrying value exceeds its estimated fair value. The Company considers a long-lived asset to be abandoned when it has ceased use of such abandoned asset and if the Company has no intent to use or repurpose the asset in the future. The Company continually evaluates the carrying value and the remaining economic useful life of long-lived assets and adjusts the carrying value and remaining useful life when appropriate.

Leases — On June 30, 2019, the Company adopted ASC 842 using the modified transition approach without restating the comparative period consolidated financial statements. ASC 842 requires lessees to recognize a right-of-use asset and a short-term and long-term lease liability for all leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations or retained earnings. The Company elected the package of practical expedients permitted under the transition guidance that allowed, among other things, the historical lease classification to be carried forward without reassessment and the hindsight practical expedient. The Company elected to not separate lease and non-lease components for its real estate leases.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 17 years. The Company’s equipment leases are primarily for automobiles and distribution center and office equipment, and are not material to the consolidated financial statements.

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

The Company’s leases generally do not provide a readily determinable implicit borrowing rate, as such, the discount rate used to calculate present value is based upon an estimate of the Company’s secured borrowing rate. The estimated secured borrowing rates used at the date of adoption for each lease vary in accordance with the lease term and the currency of the lease payments. Lease cost is recognized on a straight-line basis over the lease term and is included as a component of “Selling, general, and administrative expenses” in the consolidated statements of operations. Lease payments are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the measurement of operating lease assets and liabilities.

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill, but instead tests goodwill for impairment at least annually in the fourth quarter. If necessary, the Company records any impairment resulting from such goodwill impairment testing as a component of operating expenses included within goodwill and intangible asset impairment expenses in the consolidated statements of operations. Impairment testing is performed at the reporting unit level, which is defined as the same, or one level below, an operating segment. The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

Significant management judgment is required when estimating the fair value of the Company’s reporting units from a market participant perspective (including forecasting of future operating results and the discount rates used in the discounted cash flow method of valuation) and in the selection of comparable businesses and related market multiples that are used in the market method of valuation. If the estimated fair value of a reporting unit exceeds the carrying value assigned to that reporting unit, goodwill is not impaired. If the reverse is true, then the Company measures a goodwill impairment loss based on such difference.

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

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more-likely-than-not to be sustained upon examination by the relevant tax authorities. Differences between the estimated and actual outcomes of these matters may result in future changes in estimates to such unrecognized tax benefits. Any such changes in estimates may impact the Company’s effective tax rate. In accordance with the Company’s accounting policies, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

Revenue recognition — On July 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. ASC 606 supersedes previous revenue recognition guidance and requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the adoption date and as of and for fiscal 2019.

Revenue is recognized at the point at which control of the underlying products are transferred to the customer, which includes determining whether products are distinct and separate performance obligations. For electronic component and related product sales, transfer of control to the customer generally occurs upon product shipment, but it may occur at a later date depending on the agreed upon sales terms (such as delivery at the customer's designated location, or when products that are consigned at customer locations are consumed). In limited instances, where products are not in stock and delivery times are critical, product is purchased from the supplier and drop-shipped to the customer. The Company typically takes control of the products when shipped by the manufacturer and then recognizes revenue when control of the product transfers to the customer. The Company does not have material product warranty obligations, because the assurance type product warranties provided by the component manufacturers are passed through to the Company’s customers.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For contracts related to the specialized manufacture of products for customers with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, the Company recognizes revenue over time as control of the products transfer through the manufacturing process. The contract assets associated with such specialized manufacturing products are not material.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company estimates different forms of variable consideration at the time of sale based on historical experience, current conditions, and contractual obligations. Revenue is recorded net of customer discounts and rebates. When the Company offers the right or has a history of accepting returns of product, historical experience is utilized to establish a liability for the estimate of expected returns and an asset for the right to recover the product expected to be returned. These adjustments are made in the same period as the underlying sales transactions.

The Company considers the following indicators amongst others when determining whether it is acting as a principal in the contract where revenue would be recorded on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified products or services; (ii) the Company has inventory risk before the specified products have been transferred to a customer or after transfer of control to the customer; and (iii) the Company has discretion in establishing the price for the specified products or services. If a transaction does not meet the Company’s indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

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

Vendor allowances and consideration — Consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other programs are recorded when earned (under the terms and conditions of such supplier programs) as adjustments to product costs or selling, general and administrative expenses, depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs require management to make estimates and may extend over more than one reporting periods.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of such expense.

Restructuring and exit activities — The determination of when the Company accrues for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements in accordance with Accounting Standards Codification 712 (“ASC 712”) Nonretirement Postemployment Benefits and accounts for one-time benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. If applicable, the Company records such costs into operating expense over the terminated employee’s future service period beyond any minimum retention period. Other costs associated with restructuring or exit activities may include contract termination costs and impairments of long-lived assets, which are expensed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 360 Property, Plant and Equipment, respectively.

Business combinations — The Company accounts for business acquisitions using the acquisition method of accounting and records any identifiable definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value, based on estimates as of the acquisition date. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual identifiable assets acquired and liabilities assumed as of the acquisition date. Contingent consideration (which represents an obligation of the Company to make additional payments or equity interests to the former owner as part of the purchase price if specified future events occur or conditions are met) is accounted for at the fair value as of the acquisition date, either as a liability or as equity depending on the terms of the acquisition agreement.

Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company invests its excess cash primarily in overnight time deposits and institutional money market funds with highly rated financial institutions. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained credit insurance coverage to reduce such risk. The Company maintains reserves for potential credit losses from customers, but has not historically experienced material losses related to individual customers or groups of customers in any particular end market or geographic area.

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2021, 2020, and 2019, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at July 3, 2021, due to the short-term nature of these assets and liabilities. At July 3, 2021, and June 27, 2020, the Company had $3.8 million and $20.9 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria. See Note 3 for discussion of the fair value of the Company’s derivative financial instruments, Note 8 for discussion of the fair value of the Company’s long-term debt, and Note 11 for a discussion of the fair value of the Company’s pension plan assets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments — See Note 3 for discussion of the Company’s accounting policies related to derivative financial instruments.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other (expense) income, net” in the Company’s consolidated statements of operations. As of July 3, 2021, the Company’s investments in ventures was not material to the consolidated balance sheets or consolidated statements of operations.

Accounts receivable securitization — The Company has an accounts receivable securitization program whereby the Company sells certain receivables and retains a subordinated interest and servicing rights to those receivables. The securitization program does not qualify for off-balance sheet sales accounting and is accounted for as a secured financing as discussed further in Note 8.

Recently adopted accounting pronouncements — In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. The adoption of ASU No. 2018-14 in the fourth quarter of fiscal 2021 did not have a material impact on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. The adoption of ASU No. 2018-15 in the first quarter of fiscal 2021 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”) and also issued subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-11 (collectively, Topic 326). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. On June 28, 2020, the Company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $17.2 million ($14.5 million, net of tax of $2.7 million). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied at the time the asset, or pool of assets, is recognized.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

In the first quarter of fiscal 2021, the Company completed an asset acquisition. The impact of this asset acquisition was not material to the Company’s consolidated balance sheets or statements of operations.

3. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies, other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk, utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other (expense) income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of July 3, 2021 and June 27, 2020. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

The Company generally does not hedge its investments in its foreign operations. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar, and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asian foreign currencies.

The fair values of forward foreign exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	July 3,	June 27,
	2021	2020

	(Thousands)
Prepaid and other current assets	$15,722	$18,989
Accrued expenses and other	23,994	15,605

The amount recorded to other (expense) income, net related to derivative financial instruments for economic hedges are as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Net derivative financial instrument (loss) gain	$(21,605)	$12,739	$84

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

4. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within accumulated other comprehensive loss:

	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Accumulated translation adjustments and other	$(46,473)	$(199,151)	$(142,469)
Accumulated pension liability adjustments, net of income taxes	(107,274)	(189,229)	(161,570)
Total accumulated other comprehensive loss	$(153,747)	$(388,380)	$(304,039)

Substantially all amounts reclassified out of accumulated comprehensive loss, net of tax, to operating expenses during fiscal 2021, 2020, and 2019 related to net periodic pension costs as discussed further in Note 11.

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2021, the Company did not repurchase any shares under this program. As of July 3, 2021, the Company had $469.0 million remaining under its share repurchase authorization.

Common stock dividend

During fiscal 2021, the Company paid dividends of $0.85 per common share and $84.3 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Receivable

The Company’s receivables and allowance for credit losses were as follows:

	July 3,	June 27,
	2021	2020

	(Thousands)
Receivables	$3,664,290	$2,993,404
Allowance for Credit Losses	(88,160)	(65,018)

The Company had the following activity in the allowance for credit losses during fiscal 2021:

July 3,
2021
(Thousands)
Balance at June 27, 2020	$65,018
Effect of adoption of new credit loss accounting standard (Note 1)	17,205
Credit Loss Provisions	18,429
Credit Loss Recoveries	(2,587)
Receivables Write offs	(6,240)
Foreign Currency Effect and Other	(3,665)
Balance at July 3, 2021	$88,160

6. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	July 3, 2021	June 27, 2020

	(Thousands)
Buildings	$121,662	$124,007
Machinery, fixtures and equipment	260,342	242,347
Information technology hardware and software	835,374	809,182
Leasehold improvements	123,808	117,036
Depreciable property, plant and equipment, gross	1,341,186	1,292,572
Accumulated depreciation	(999,885)	(938,002)
Depreciable property, plant and equipment, net	341,301	354,570
Land	22,778	23,618
Construction in progress	4,373	26,419
Property, plant and equipment, net	$368,452	$404,607

Depreciation expense, including accelerated depreciation related to property, plant, and equipment, was $90.9 million, $101.1 million and $97.2 million in fiscal 2021, 2020, and 2019, respectively. Interest expense capitalized during fiscal 2021, 2020, and 2019 was not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill, intangible assets, and impairments

The following table presents the change in goodwill balances by reportable segment for fiscal year 2021.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 27, 2020 (1)	$297,836	$475,898	$773,734
Foreign currency translation	12,746	51,625	64,371
Carrying value at July 3, 2021 (1)	$310,582	$527,523	$838,105
(1)	Includes accumulated impairment of $1,045,110 from fiscal 2009, $181,440 from fiscal 2018, $137,396 from fiscal 2019, and $118,731 from fiscal 2020.

The Company evaluates each quarter if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. Indicators the Company evaluates to determine whether an interim goodwill impairment test is necessary include, but are not limited to, (i) a sustained decrease in share price or market capitalization as of any fiscal quarter end, (ii) changes in macroeconomic or industry environments, (iii) the results of, and the amount of time passed since, the last goodwill impairment test, and (iv) the long-term expected financial performance of its reporting units.

The following table presents the Company’s acquired identifiable intangible assets:

	July 3, 2021			June 27, 2020
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$324,416	$(312,392)	$12,024	$300,937	$(266,759)	$34,178
Trade name	57,184	(45,019)	12,165	51,698	(32,493)	19,205
Technology and other	57,809	(53,459)	4,350	53,641	(41,587)	12,054
	$439,409	$(410,870)	$28,539	$406,276	$(340,839)	$65,437
(1)	Acquired amount reduced by impairment of $17,473 from fiscal 2020.

Intangible asset amortization expense was $41.0 million, $81.1 million, and $83.7 million for fiscal 2021, 2020, and 2019, respectively. Intangible assets have a weighted average remaining useful life of less than 3 years as of July 3, 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization expense for the next five fiscal years and thereafter (in thousands):

Fiscal Year
2022	15,417
2023	6,611
2024	3,199
2025	1,472
2026	1,472
Thereafter	368
Total	$28,539

In fiscal 2021, the Company recorded $15.2 million of equity investment impairment expense classified within other (expense) income, net in the consolidated statements of operations.

8. Debt

Short-term debt consists of the following (in thousands):

	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Accounts receivable securitization program and other	1.24%	5.69%	$23,078	$51
Short-term debt			$23,078	$51

Bank credit facilities and other consist of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions, which are utilized primarily to support the Company’s working capital requirements, including its foreign operations.

In July 2020, the Company amended, and extended for one year, its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $450.0 million. The Securitization Program does not qualify for off-balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $717.4 million and $703.8 million at July 3, 2021, and June 27, 2020, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. There was $22.9 million and no borrowings outstanding under the Securitization Program as of July 3, 2021, and as of June 27, 2020, respectively. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 1.05%. The facility fee on the unused balance of the facility is up to 0.40%.

In July 2021, the Company extended the maturity of the Securitization Program from July 30, 2021 to August 31, 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal 2021, the Company redeemed the $300.0 million of outstanding 3.75% Notes due in December 2021 at a make-whole redemption price of $305.0 million and the Company issued $300.0 million of 3.00% Notes due in May 2031.

Long-term debt consists of the following (in thousands):

	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due June 2023)	—	1.28%	$—	$230,000
Public notes due:
December 2021	—	3.75%	—	300,000
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	—	300,000
Other long-term debt	1.22%	1.19%	1,185	1,491
Long-term debt before discount and debt issuance costs			1,201,185	1,431,491
Discount and debt issuance costs – unamortized			(9,856)	(6,700)
Long-term debt			$1,191,329	$1,424,791

The Company has a five-year $1.25 billion Credit Facility with a syndicate of banks, which expires in June 2023. It consists of revolving credit facilities and up to $200.0 million in letters of credit and up to $300.0 million of loans in certain approved currencies. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of July 3, 2021. At July 3, 2021, and June 27, 2020, there were $1.3 million and $1.6 million, respectively, in letters of credit issued under the Credit Facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2022	$23,078
2023	350,409
2024	377
2025	183
2026	550,216
Thereafter	300,000
Subtotal	1,224,263
Discount and debt issuance costs – unamortized	(9,856)
Total debt	$1,214,407

At July 3, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.30 billion, respectively. At June 27, 2020, the carrying value and fair value of the Company’s total debt was $1.42 billion and $1.52 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and for other forms

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of debt fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

9. Accrued expenses and other

Accrued expenses and other consist of the following:

	July 3, 2021	June 27, 2020

	(Thousands)
Accrued salaries and benefits	$253,586	$200,987
Accrued operating costs	179,213	121,701
Accrued interest and banking costs	32,985	24,068
Accrued restructuring costs	39,962	16,942
Accrued income taxes	—	34,588
Accrued property, plant and equipment	7,131	9,009
Accrued other	59,580	65,629
Total accrued expenses and other	$572,457	$472,924

10. Income taxes

The components of income tax (benefit) expense (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, suspended interest deductions, certain accrued amounts, and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019

	(Thousands)
Current:
Federal	$(62,445)	$(127,250)	$(20,250)
State and local	(4,723)	17,990	8,248
Foreign	21,530	22,816	79,004
Total current taxes	(45,638)	(86,444)	67,002
Deferred:
Federal	21,590	14,845	17,725
State and local	259	4,450	580
Foreign	3,604	(31,355)	(25,048)
Total deferred taxes	25,453	(12,060)	(6,743)
Income tax (benefit) expense	$(20,185)	$(98,504)	$60,259

The tax provision is computed based upon income (loss) before income taxes from both U.S. and foreign operations. U.S. income (loss) before income taxes was $(89.4) million, $(254.8) million and, $54.9 million, in fiscal 2021, 2020, and 2019, respectively, and foreign income before income taxes was $262.3 million, $125.2 million, and $181.7 million in fiscal 2021, 2020, and 2019, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. The CARES Act allows net operating losses incurred in fiscal years 2019, 2020, and 2021 to be carried back to each of the five preceding taxable

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years to generate a refund of previously paid income taxes. The Company expects to utilize this carryback provision, which is generating a tax benefit in fiscal 2021. An income tax refund receivable of $241.3 million, associated with the fiscal 2021 and fiscal 2020 income tax benefit, is classified within Receivables on the consolidated balance sheets.

The Company asserts that all of its unremitted foreign earnings are permanently reinvested and any unrecorded liabilities related to this assertion are not material.

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(2.2)	4.6	0.3
Tax on foreign income, net of valuation allowances	(10.7)	5.0	(0.5)
Establishment/release of valuation allowances, net of U.S. tax expense	2.1	(28.5)	(3.3)
Change in unrecognized tax benefit reserves	14.3	20.1	18.3
Tax audit settlements	0.4	(5.6)	1.0
Impact of the Tax Cuts and Jobs Act (the Act) - transition tax	—	—	7.3
Impact of the Act - deferred tax effects	—	—	(5.8)
Impact of the CARES Act	(8.4)	10.2	—
Impairment of investments, including goodwill	(22.4)	56.5	(8.2)
Other, net	(5.8)	(7.3)	(4.6)
Effective tax rate	(11.7)%	76.0%	25.5%

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

Avnet’s effective tax rate on income before income taxes was 11.7% of benefit in fiscal 2021 as compared with an effective tax rate of 76.0% of benefit on fiscal 2020 loss before income taxes. Included in the fiscal 2021 effective tax rate is a tax benefit arising from the reduction in fair value of certain businesses, resulting in losses that can be carried back under U.S. tax law, partially offset by the net increase to unrecognized tax benefit reserves.

The Company applies the guidance in ASC 740 Income Taxes, which requires management to use its judgment to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, the Company examines all available evidence on a jurisdiction-by-jurisdiction basis and weighs the positive and negative evidence when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items: (i) the historic levels and types of income or losses over a range of time periods, which may extend beyond the most recent three fiscal years depending upon the historical volatility of income in an individual jurisdiction; (ii) expectations and risks associated with underlying estimates of future taxable income, including considering the historical trend of down-cycles in the Company’s served industries; (iii) jurisdictional specific limitations on the utilization of deferred tax assets, including when such assets expire; and (iv) prudent and feasible tax planning strategies.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “other assets” on the consolidated balance sheets, are as follows:

	July 3,	June 27,
	2021	2020

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$282,882	$237,200
Depreciation and amortization	17,333	16,585
Inventories valuation	25,336	35,509
Operating lease liabilities	69,759	67,814
Receivables valuation	13,757	11,868
Various accrued liabilities and other	62,082	102,298
	471,149	471,274
Less — valuation allowances	(293,569)	(283,721)
	177,580	187,553
Deferred tax liabilities:
Operating lease assets	(68,135)	(66,316)
Net deferred tax assets	$109,445	$121,237

The increase in valuation allowances in fiscal 2021 from fiscal 2020 was primarily related to the $25.2 million increase resulting from a tax rate change in the United Kingdom, a $10.0 million increase resulting from changing foreign exchange rates, partially offset by a $27.6 million decrease relating to the current year activity in the United States.

As of July 3, 2021, the Company had net operating and capital loss carry-forwards of approximately $1.45 billion, of which $35.2 million will expire during fiscal 2022 and fiscal 2023, substantially all of which have full valuation allowances, $301.9 million have expiration dates ranging from fiscal 2024 to fiscal 2040, and the remaining $1.12 billion have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. In addition, the Company considers historic levels and types of income or losses, expectations and risk associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances as discussed further above.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of July 3, 2021, unrecognized tax benefits were $145.1 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $26.4 million and $20.2 million, net of applicable state tax benefits, as of the end of fiscal 2021 and 2020, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	July 3, 2021	June 27, 2020

	(Thousands)
Balance at beginning of year	$96,292	$123,765
Additions for tax positions taken in prior periods	36,452	10,456
Reductions for tax positions taken in prior periods	(4,880)	(33,880)
Reductions related to tax rate change	(200)	—
Additions for tax positions taken in current period	4,030	23,611
Reductions related to settlements with taxing authorities	(711)	(5,480)
Reductions related to the lapse of applicable statutes of limitations	(15,713)	(21,339)
Adjustments related to foreign currency translation	3,390	(841)
Balance at end of year	$118,660	$96,292

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. If the actual outcomes differ from the Company’s estimates, there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire, or new information becomes available, as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings beyond the Company’s control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $11.3 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $2.4 million.

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions, including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal 2010. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	2016 - 2021
Taiwan	2016 - 2021
Hong Kong	2015 - 2021
Germany	2010 - 2021
Singapore	2017 - 2021
Belgium	2019 - 2021
United Kingdom	2019 - 2021
Canada	2011 - 2021

In connection with the sale of the TS business during fiscal 2017, several legal entities were sold to the Buyer and post-closing tax obligations are the responsibility of the Buyer. Under the terms of the sale agreement, the Company still maintains responsibility for certain pre-closing taxes including any amounts that arise from audits or other judgments received from tax authorities. The Company believes that its current estimates related to tax reserves related to the TS

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business are reasonable, but future changes in facts and circumstances could result in significant changes in estimates that impact tax expense in the period of change.

11. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. Employees (the “Plan”).

The Plan meets the definition of a defined benefit plan and, as a result, the Company applies ASC 715 pension accounting to the Plan. The Plan is a cash balance plan that is similar in nature to a defined contribution plan in that a participant’s benefit is defined in terms of stated account balances. The Plan allows the Company to apply any earnings on the Plan’s investments, beyond the fixed return provided to participants, toward the Company’s future cash funding obligations. Employees are eligible to participate in the Plan following the first year of service during which they worked at least 1,000 hours.

The Plan provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit based upon a percentage of current salary, which varies with age, and interest credits. The Company uses its fiscal year end as the measurement date for determining pension expense and benefit obligations for each fiscal year.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2021 and 2020:

	July 3,	June 27,
	2021	2020

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$790,179	$731,695
Service cost	15,751	15,145
Interest cost	15,904	22,552
Actuarial (gain) loss	(12,397)	72,144
Benefits paid	(46,729)	(51,357)
Benefit obligations at end of year	$762,708	$790,179
Changes in plan assets:
Fair value of plan assets at beginning of year	$707,800	$664,063
Actual return on plan assets	95,208	87,094
Benefits paid	(46,729)	(51,357)
Contributions	16,000	8,000
Fair value of plan assets at end of year	$772,279	$707,800
Funded status of the plan recognized as a non-current asset (non-current liability)	$9,571	$(82,379)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$177,949	$256,477
Unamortized prior service cost	31	332
	$177,980	$256,809
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(57,924)	$35,721
Amortization of net actuarial losses	(20,604)	(14,629)
Amortization of prior service costs	(301)	(2,137)
	$(78,829)	$18,955

Included in accumulated other comprehensive loss at July 3, 2021, is an expense of $177.9 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $16.3 million is expected to be recognized as a component of net periodic pension cost during fiscal 2022.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2021	2020
Discount rate	2.8%	2.7%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of July 3, 2021. The estimated discount rate in fiscal 2021 and fiscal 2020 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine net benefit costs are as follows:

	2021	2020
Discount rate	2.4%	3.3%
Expected return on plan assets	7.4%	7.7%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.0%	4.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Service cost	$15,751	$15,145	$14,631
Total net periodic pension cost within selling, general and administrative expenses	15,751	15,145	14,631

Interest cost	15,904	22,552	26,354
Expected return on plan assets	(49,681)	(50,671)	(53,518)
Amortization of prior service cost (credits)	301	2,137	(1,571)
Recognized net actuarial loss	20,604	14,629	9,251
Total net periodic pension benefit within other (expense) income, net	(12,872)	(11,353)	(19,484)

Net periodic pension cost (benefit)	$2,879	$3,792	$(4,853)

The Company made $16.0 million and $8.0 million of contributions in fiscal 2021 and fiscal 2020, respectively, and expects to make approximately $16.0 million of contributions in fiscal 2022.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2022	$53,511
2023	42,750
2024	45,728
2025	47,737
2026	47,987
2027 through 2031	253,355

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2021 and 2020:

	2021	2020
Equity securities	69%	62%
Fixed income debt securities	29%	36%
Cash and cash equivalents	2%	2%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2022 is currently 7.0%, which is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of July 3, 2021, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of July 3, 2021:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$16,655	$—	$—	$—	$16,655
Return Seeking Investments:
Common stocks	—	—	—	290,347	290,347
Real estate	—	—	—	124,363	124,363
High yield credit and bonds	—	—	—	117,722	117,722
Fixed Income Investments:
U.S. government	—	—	—	186,279	186,279
Corporate	—	—	—	36,913	36,913
Total	$16,655	$—	$—	$755,624	$772,279

Certain investments included in the table above are measured at fair value using the net asset value per share (or its equivalent) practical expedient and are not included in the three levels of the fair value hierarchy.

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of July 3, 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	July 3,	June 27,
	2021	2020
Operating lease cost	$74,003	$75,748
Variable lease cost	21,305	20,804
Total lease cost	$95,308	$96,552

Future minimum operating lease payments as of July 3, 2021, are as follows (in thousands):

Fiscal Year
2022	$66,562
2023	57,185
2024	40,380
2025	32,788
2026	28,328
Thereafter	134,526
Total future operating lease payments	359,769
Total imputed interest on operating lease liabilities	(61,585)
Total operating lease liabilities	$298,184

Other information pertaining to operating leases consists of the following:

	Years Ended
	July 3,	June 27,
	2021	2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.1	9.9
Weighted-average discount rate	3.8%	3.9%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Years Ended
	July 3,	June 27,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$59,587	$60,957
Operating lease assets obtained from new operating lease liabilities	41,010	51,747

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2021, 2020, and 2019, the Company recorded stock-based compensation expense of $29.3 million, $26.8 million, and $30.1 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At July 3, 2021, the Company had 6.7 million shares of common stock reserved for stock-based payments, which consisted of 1.1 million shares for unvested or unexercised stock options, 4.1 million shares available for stock-based awards under plans approved by shareholders, and 1.5 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2021, 2020, and 2019, was $0.4 million, $2.9 million and $2.2 million, respectively.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes model based on the assumptions in the following table. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on U.S. Treasury rates as of the date of grant, with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Avnet’s common stock is used as the basis for the volatility assumption. The Company estimates dividend yield based upon expectations of future dividends compared to the market value of the Company’s stock as of the grant date.

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	0.5%	1.6%	2.8%
Weighted average volatility	31.5%	23.7%	23.1%
Dividend yield	2.8%	2.3%	1.8%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2021:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at June 27, 2020	1,537,669	$40.94	75 Months
Granted	407,448	29.63	113 Months
Exercised	(145,668)	33.73	23 Months
Forfeited or expired	(674,018)	42.00	80 Months
Outstanding at July 3, 2021	1,125,431	$37.15	78 Months
Exercisable at July 3, 2021	476,322	$41.14	47 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2021, 2020, and 2019, were $6.37, $7.41, and $10.74, respectively.

At July 3, 2021, the aggregate intrinsic value of all outstanding stock option awards was $4.8 million and all exercisable stock option awards was $0.5 million.

The following is a summary of the changes in non-vested stock options for the fiscal year 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at June 27, 2020	781,099	$8.73
Granted	407,448	6.37
Vested	(168,660)	8.91
Forfeited	(370,778)	8.80
Non-vested stock options at July 3, 2021	649,109	$7.17

As of July 3, 2021, there was $1.6 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2021, 2020, and 2019, were $4.8 million, $7.9 million, and $5.7 million, respectively.

Cash received from stock option exercises during fiscal 2021, 2020, and 2019 totaled $4.9 million, $0.9 million, and $20.2 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of July 3, 2021, 1.3 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $27.5 million, $26.1 million, and $23.7 million for fiscal years 2021, 2020, and 2019, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2021:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 27, 2020	1,015,822	$40.06
Granted	1,268,292	28.93
Vested	(733,745)	35.20
Forfeited	(212,334)	36.10
Non-vested restricted stock units at July 3, 2021	1,338,035	$32.80

As of July 3, 2021, there was $21.4 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2021, 2020, and 2019, was $25.8 million, $24.8 million, and $25.7 million, respectively.

Performance share units

Certain eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program, which allows for the vesting of shares based upon achievement of certain performance-based criteria (“Performance Share Program”). The Performance Share Program provides for the vesting to each grantee of a number of shares of Avnet’s common stock at the end of a three-year performance period, based on the Company achieving certain performance goals that the Compensation Committee of the Board of Directors establishes for each three-year performance period. The performance goals are a combination of measures, including cumulative earnings per share and total shareholder return.

During fiscal 2021, the Company granted no performance share units, because the performance goals for future grants are being reviewed. During each of fiscal 2020 and 2019, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured by the level of achievement of performance goals, and can range from 0% to 200% of the award grant. During fiscal 2021, 2020, and 2019, the Company recognized stock-based compensation expense associated with the Performance Share Program of ($0.2) million, $(3.8) million, and $2.8 million, respectively. The expense recognized in fiscal 2021 was related to prior fiscal years’ grants.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Commitments and contingencies

From time to time, the Company may become a party to, or be otherwise involved in, various lawsuits, claims, investigations, and other legal proceedings arising in the ordinary course of conducting its business. While litigation is subject to inherent uncertainties, management does not anticipate that any such matters will have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations. For certain of these matters, it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss, particularly regarding matters in early stages. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any single reporting period.

As of July 3, 2021, and June 27, 2020, the Company had aggregate estimated liabilities of $14.7 million and $18.8 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

15. Earnings per share

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands, except per share data)
Numerator:
Net income (loss)	$193,114	$(31,081)	$176,337

Denominator:
Weighted average common shares for basic earnings per share	99,258	100,474	109,820
Net effect of dilutive stock-based compensation awards	910	—	978
Weighted average common shares for diluted earnings per share	100,168	100,474	110,798
Basic earnings (loss) per share	$1.95	$(0.31)	$1.61
Diluted earnings (loss) per share	$1.93	$(0.31)	$1.59
Stock options excluded from earnings per share calculation due to anti-dilutive effect	700	1,431	410

For the fiscal years ended June 27, 2020, the diluted net loss per share is the same as the basic net loss per share as the effect of all potential common shares would be anti-dilutive.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Provision for credit losses	$15,842	$12,111	$10,360
Periodic pension cost (benefit)	5,392	4,246	(4,256)
Other, net	1,278	14,986	(23,595)
Total	$22,512	$31,343	$(17,491)

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$7,131	$9,009	$12,957
Non-cash Financing Activities:
Unsettled share repurchases	$—	$—	$1,404
Supplemental Cash Flow Information:
Interest	$98,509	$137,995	$144,822
Income tax net payments	83,387	25,116	172,834

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

17. Segment information

Electronic Components (“EC”) and Farnell are the Company’s reportable segments (“operating groups”). EC markets and sells semiconductors and interconnect, passive and electromechanical devices, and integrated components to a diverse customer base serving many end-markets. Farnell distributes electronic components and related products to the electronic system design community utilizing multi-channel sales including e-commerce and marketing resources.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Millions)
Sales:
Electronic Components	$18,030.5	$16,340.1	$18,060.3
Farnell	1,504.2	1,294.2	1,458.3
	$19,534.7	$17,634.3	$19,518.6
Operating income:
Electronic Components	$454.8	$349.1	$614.9
Farnell	86.9	75.5	159.3
	541.7	424.6	774.2
Corporate	(134.7)	(121.6)	(78.5)
Restructuring, integration and other expenses	(84.4)	(81.9)	(108.1)
Goodwill and long-lived asset impairment expense	—	(144.1)	(137.4)
Amortization of acquired intangible assets and other	(41.2)	(81.6)	(84.3)
	$281.4	$(4.6)	$365.9
Assets:
Electronic Components	$6,950.0	$6,096.7	$6,795.0
Farnell	1,468.3	1,472.1	1,580.3
Corporate	507.1	536.4	189.3
	$8,925.4	$8,105.2	$8,564.6
Capital expenditures:
Electronic Components	$21.8	$46.3	$80.1
Farnell	26.1	19.6	34.0
Corporate	2.5	7.6	8.6
	$50.4	$73.5	$122.7
Depreciation & amortization expense:
Electronic Components	$73.4	$88.4	$86.6
Farnell	53.9	88.5	88.5
Corporate	4.6	5.3	5.7
	$131.9	$182.2	$180.8
Sales, by geographic area:
Americas(1)	$4,662.5	$4,755.3	$5,135.8
EMEA(2)	6,149.9	5,753.4	6,762.9
Asia/Pacific(3)	8,722.3	7,125.6	7,619.9
	$19,534.7	$17,634.3	$19,518.6
Property, plant and equipment, net, by geographic area:
Americas(4)	$146.0	$183.9	$213.8
EMEA(5)	185.8	183.4	200.4
Asia/Pacific	36.7	37.3	38.0
	$368.5	$404.6	$452.2
(1)	Includes sales in the United States of $4.35 billion, $4.46 billion, and $4.80 billion for fiscal 2021, 2020 and 2019, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in Germany and Belgium of $2.42 billion and $1.12 billion, respectively, for fiscal 2021. Includes sales in Germany and Belgium of $2.20 billion and $1.09 billion, respectively, for fiscal 2020. Includes sales in Germany and Belgium of $2.66 billion and $1.16 billion, respectively, for fiscal 2019.
(3)	Includes sales of $3.93 billion, $2.79 billion, and $1.04 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2021. Includes sales of $3.07 billion, $2.33 billion, and $955.4 million in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2020. Includes sales of $3.20 billion, $2.52 billion, and $1.02 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2019.
(4)	Includes property, plant and equipment, net, of $142.7 million, $179.4 million, and $209.9 million in the United States for fiscal 2021, 2020, and 2019, respectively.
(5)	Includes property, plant and equipment, net, of $77.9 million, $83.5 million, and $20.9 million in Germany, the UK, and Belgium, respectively, for fiscal 2021. Fiscal 2020 includes property, plant and equipment, net, of $84.9 million, $72.7 million, and $22.4 million in Germany, the UK, and Belgium, respectively. Fiscal 2019 includes property, plant and equipment, net, of $95.2 million, $70.5 million, and $25.2 million in Germany, the UK, and Belgium, respectively.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	July 3,	June 27,	June 29,
	2021	2020	2019

	(Millions)
Semiconductors	$14,722.8	$13,440.3	$14,973.3
Interconnect, passive & electromechanical (IP&E)	3,649.0	3,146.0	3,516.0
Computers	640.6	572.0	533.1
Other	522.3	476.0	496.2
	$19,534.7	$17,634.3	$19,518.6

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Restructuring expenses

Fiscal 2021

During fiscal 2021, the Company undertook restructuring actions to improve operating efficiencies and reduce operating expenses. Restructuring expenses are included as a component of restructuring, integration, and other expenses in the consolidated statements of operations. The activity related to the restructuring liabilities associated with restructuring activities established during fiscal 2021 is presented in the following table:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Fiscal 2021 restructuring expenses	$54,581	$4,856	$59,437
Cash payments	(24,171)	(1,851)	(26,022)
Non-cash amounts	—	(56)	(56)
Other, principally foreign currency translation	426	4	430
Balance at July 3, 2021	$30,836	$2,953	$33,789

Severance expense recorded in fiscal 2021 related to the reduction, or planned reduction, of over 600 employees, primarily in executive management, operations, information technology, warehouse, and business support functions. Of the $59.4 million in restructuring expenses recorded during fiscal 2021, $39.0 million related to EC, $9.1 million related to Farnell, and $11.3 million related to Corporate. The Company expects most of the remaining amounts to be paid by the end of fiscal 2022.

Fiscal 2020 and prior

During fiscal 2020 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during fiscal 2021 related to the restructuring liabilities established during fiscal 2020 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at June 27, 2020	$13,574	$3,368	$16,942
Cash payments	(6,711)	(1,467)	(8,178)
Changes in estimates, net	(3,231)	(207)	(3,438)
Other, principally foreign currency translation	631	216	847
Balance at July 3, 2021	$4,263	$1,910	$6,173

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this report on Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 3, 2021. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 3, 2021.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 3, 2021, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2021, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 18, 2021.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 18, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 18, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 18, 2021.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 18, 2021.

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

4.6	Form of Officer’s Certificate setting forth the terms of the 3.00% Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 5, 2021).

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

Executive Compensation Plans and Arrangements

10.1

Letter Agreement between the Company and Philip R. Gallagher as Chief Executive Officer dated November 17, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 29, 2021).

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

10.4

Form of Letter Agreement between the Company and Ken Arnold, Peter Bartolotta and Michael McCoy (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.5		Form of Employment Agreement between the Company and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.6

Form of Change of Control Agreement between the Company and Philip Gallagher, Thomas Liguori, Ken Arnold, Michael McCoy, William Amelio, Peter Bartolotta and MaryAnn Miller (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

10.7	*	Form of Change of Control Agreement between the Company and Leng Jin Chan, Dayna Badhorn and Elizabeth McMullen.

10.8		Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2006).

10.9		Avnet Executive Severance Plan (Effective as of August 10, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2017).

10.10		Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.11		Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

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

(b) First Amendment to the May 8, 2018 Amended and Restated Avnet Deferred Compensation Plan, dated February 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020).

(c) Second Amendment to and Termination of the May 8, 2018 Amended and Restated Avnet Deferred Compensation Plan, dated November 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 29, 2021).

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

(b) Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 4, 2020, among Avnet, Inc, Avnet Holding Europe BVBA, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2020).

21.1	*	List of subsidiaries of the Company as of July 3, 2021.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 3, 2021, June 27, 2020, and June 29, 2019

	Balance at		Charged to		Charged to				Balance at
	Beginning of		Expense		Other				End of
Account Description	Period		(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2021
Allowance for credit losses	$65,018	(a)	$15,842		$17,205	(b)	$(9,905)	(c)	$88,160
Valuation allowance on tax loss carry-forwards	283,721		21,357	(d)	(11,509)	(e)	—		293,569
Fiscal 2020
Allowance for credit losses	53,499		$12,111		—		(6,592)	(c)	59,018
Valuation allowance on tax loss carry-forwards	231,463		50,018	(f)	2,240	(e)	—		283,721
Fiscal 2019
Allowance for credit losses	48,959		$10,360		—		(5,820)	(c)	53,499
Valuation allowance on tax loss carry-forwards	239,483		(5,274)	(g)	(2,746)	(h)	—		231,463
(a)	Beginning balance includes $59,018 of allowance for credit losses associated with trade accounts receivable and $6,000 of allowance for credit losses associated with notes receivable prior to the adoption of a new accounting standard discussed further in (b) below.
(b)	See Note 1, “Summary of significant accounting policies, Recently adopted accounting pronouncements” of the Notes to Consolidated Financial Statements of this Form 10-K regarding the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The Company adopted the new standard on June 28, 2020, with a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of fiscal 2021.
(c)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(d)	Primarily represents impact of current year activities.
(e)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.
(f)	Primarily represents establishment of valuation allowance and impact of current year activities.
(g)	Primarily represents a reduction due to the release of a valuation allowance.
(h)	Primarily related to impact of prior year activities and foreign currency exchange on valuation allowances previously established in various foreign jurisdictions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 13, 2021	By:	/s/ PHILIP R. GALLAGHER
Philip R. Gallagher
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 13, 2021.

Signature	Title

/s/ PHILIP R. GALLAGHER Philip R. Gallagher	Chief Executive Officer (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chair of the Board and Director

/s/ CARLO BOZOTTI Carlo Bozotti	Director

/s/ MICHAEL A. BRADLEY Michael A. Bradley	Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ ADALIO T. SANCHEZ Adalio T. Sanchez	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Controller (Principal Accounting Officer)