Form 10-Q
period 2021-10-02
AVNET INC
filed 2021-10-29
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

As of October 21, 2021, the total number of shares outstanding of the registrant’s Common Stock was 99,222,109 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2,	July 3,
	2021	2021

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$299,101	$199,691
Receivables	3,720,296	3,576,130
Inventories	3,283,825	3,236,837
Prepaid and other current assets	161,845	150,763
Total current assets	7,465,067	7,163,421
Property, plant and equipment, net	351,873	368,452
Goodwill	823,953	838,105
Intangible assets, net	23,074	28,539
Operating lease assets	257,614	265,988
Other assets	289,728	260,917
Total assets	$9,211,309	$8,925,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$23,078
Accounts payable	2,467,743	2,401,357
Accrued expenses and other	588,340	572,457
Short-term operating lease liabilities	57,256	58,346
Total current liabilities	3,113,339	3,055,238
Long-term debt	1,389,689	1,191,329
Long-term operating lease liabilities	230,350	239,838
Other liabilities	332,332	354,833
Total liabilities	5,065,710	4,841,238
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 99,336,434 shares and 99,601,393 shares, respectively	99,336	99,601
Additional paid-in capital	1,631,667	1,622,160
Retained earnings	2,593,367	2,516,170
Accumulated other comprehensive loss	(178,771)	(153,747)
Total shareholders’ equity	4,145,599	4,084,184
Total liabilities and shareholders’ equity	$9,211,309	$8,925,422

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands, except per share amounts)
Sales	$5,584,695	$4,723,059
Cost of sales	4,925,002	4,206,979
Gross profit	659,693	516,080
Selling, general and administrative expenses	486,178	471,158
Restructuring, integration and other expenses	5,272	26,420
Operating income	168,243	18,502
Other expense, net	(409)	(19,498)
Interest and other financing expenses, net	(22,844)	(22,301)
Income (loss) before taxes	144,990	(23,297)
Income tax expense (benefit)	33,672	(4,408)
Net income (loss)	$111,318	$(18,889)

Earnings (loss) per share:
Basic	$1.12	$(0.19)
Diluted	$1.10	$(0.19)

Shares used to compute earnings per share:
Basic	99,647	98,897
Diluted	101,116	98,897
Cash dividends paid per common share	$0.24	$0.21

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Net income (loss)	$111,318	$(18,889)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(29,036)	90,373
Pension adjustments, net	4,012	9,623
Total comprehensive income	$86,294	$81,107

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Translation adjustments and other	—	—	—	—	(29,036)	(29,036)
Pension liability adjustments, net	—	—	—	—	4,012	4,012
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	$99,336	$1,631,667	$2,593,367	$(178,771)	$4,145,599

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	$98,844	$1,599,331	$2,367,720	$(288,384)	$3,777,511

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$111,318	$(18,889)

Non-cash and other reconciling items:
Depreciation	21,833	21,845
Amortization	5,210	20,117
Amortization of operating lease assets	13,751	14,079
Deferred income taxes	(3,259)	6,614
Stock-based compensation	9,178	4,961
Impairments	—	15,166
Other, net	2,603	10,898
Changes in (net of effects from businesses acquired and divested):
Receivables	(169,992)	(7,116)
Inventories	(73,971)	(136,426)
Accounts payable	85,217	228,740
Accrued expenses and other, net	(32,856)	(37,545)
Net cash flows (used) provided by operating activities	(30,968)	122,444

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	59,300	166,900
Borrowings (repayments) under senior unsecured credit facility, net	118,716	(234,190)
Borrowings (repayments) under bank credit facilities and other debt, net	(734)	(545)
Repurchases of common stock	(9,566)	—
Dividends paid on common stock	(23,893)	(20,756)
Other, net	(1,337)	281
Net cash flows provided (used) by financing activities	142,486	(88,310)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,025)	(19,998)
Acquisitions of assets and businesses	—	(18,700)
Other, net	318	753
Net cash flows used for investing activities	(11,707)	(37,945)

Effect of currency exchange rate changes on cash and cash equivalents	(401)	9,829

Cash and cash equivalents:
— increase	99,410	6,018
— at beginning of period	199,691	477,038
— at end of period	$299,101	$483,056

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

Preparing financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

Interim results of operations do not necessarily indicate the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2022 contains 52 weeks compared to fiscal 2021, which contained 53 weeks. As a result, the first quarter of fiscal 2022, contained 13 weeks compared to the first quarter of fiscal 2021, which contained 14 weeks.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU No. 2019-12”), which simplifies the income tax accounting, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of ASU No. 2019-12 beginning the first quarter of fiscal 2022 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU No. 2021-01”), to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance through December 31, 2022. The Company is currently evaluating the effects of adopting the provisions of ASU No. 2020-04 and ASU No. 2021-01, but does not currently expect a material impact on the Company’s Consolidated Financial Statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	October 2,	July 3,
	2021	2021

	(Thousands)
Receivables	$3,808,214	$3,664,290
Allowance for Credit Losses	(87,918)	(88,160)

The Company had the following activity in the allowance for credit losses during the first quarters of fiscal 2022 and 2021:

	October 2,	October 3,
	2021	2020

	(Thousands)
Balance at beginning of the period	$88,160	$65,018
Effect of adopting credit loss accounting standard	—	17,205
Credit Loss Provisions	4,174	1,786
Credit Loss Recoveries	(276)	(126)
Receivables Write offs	(3,193)	(4,023)
Foreign Currency Effect and Other	(947)	1,667
Balance at end of the period	$87,918	$81,527

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the three months ended October 2, 2021.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 3, 2021 (1)	$310,582	$527,523	$838,105
Foreign currency translation	(3,489)	(10,663)	(14,152)
Carrying value at October 2, 2021 (1)	$307,093	$516,860	$823,953
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at October 2, 2021 and July 3, 2021, respectively.

	October 2, 2021			July 3, 2021
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$318,429	$(307,121)	$11,308	$324,416	$(312,392)	$12,024
Trade name	56,024	(46,340)	9,684	57,184	(45,019)	12,165
Technology and other	56,697	(54,615)	2,082	57,809	(53,459)	4,350
	$431,150	$(408,076)	$23,074	$439,409	$(410,870)	$28,539

(1)Acquired amount reduced by impairment of $17,473 from prior fiscal years.

Intangible asset amortization expense was $5.2 million and $20.1 million for the first quarters of fiscal 2022 and 2021, respectively.

The following table presents the estimated future amortization expense for the remainder of fiscal 2022 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2022	$10,037
2023	6,534
2024	3,191
2025	1,472
2026	1,472
2027	368
Total	$23,074

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	October 2,	July 3,	October 2,	July 3,
	2021	2021	2021	2021

	Interest Rate		Carrying Balance
Bank credit facilities and other	—	1.24%	$—	$23,078
Short-term debt			$—	$23,078

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	October 2,	July 3,	October 2,	July 3,
	2021	2021	2021	2021

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.83%	—	$82,200	$—
Credit Facility (due June 2023)	1.18%	—	115,891	—
Public notes due:
December 2022	4.88%	4.88%	350,000	350,000
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
Other long-term debt	1.40%	1.22%	792	1,185
Long-term debt before discount and debt issuance costs			1,398,883	1,201,185
Discount and debt issuance costs – unamortized			(9,194)	(9,856)
Long-term debt			$1,389,689	$1,191,329

In August 2021, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $772.1 million and $717.4 million at October 2, 2021, and July 3, 2021, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in June 2023. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies, which expires in June 2023. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of October 2, 2021, and July 3, 2021.

As of October 2, 2021, and July 3, 2021, there were $1.2 million and $1.3 million, respectively, in letters of credit issued under the Credit Facility.

As of October 2, 2021, the carrying value and fair value of the Company’s total debt was $1.39 billion and $1.47 billion, respectively. At July 3, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.30 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 17 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	First Quarters Ended
	October 2,	October 3,
	2021	2020
Operating lease cost	$17,847	$18,402
Variable lease cost	6,118	6,288
Total lease cost	$23,965	$24,690

Future minimum operating lease payments as of October 2, 2021, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2022	$50,480
2023	58,378
2024	41,960
2025	33,060
2026	28,426
Thereafter	133,533
Total future operating lease payments	345,837
Total imputed interest on operating lease liabilities	(58,231)
Total operating lease liabilities	$287,606

Other information pertaining to operating leases consists of the following:

	First Quarters Ended
	October 2,	October 3,
	2021	2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	9.0	9.3
Weighted-average discount rate	3.8%	3.8%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	First Quarters Ended
	October 2,	October 3,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$14,826	$14,710
Operating lease assets obtained from new operating lease liabilities	7,578	21,718

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other expense, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of October 2, 2021, and July 3, 2021. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	October 2,	July 3,
	2021	2021

	(Thousands)
Prepaid and other current assets	$6,835	$15,722
Accrued expenses and other	13,557	23,994

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recorded to other income expense, net, related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Net derivative financial instrument loss	$(8,771)	$(7,816)

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

The Company is also currently subject to various pending and potential legal matters and investigations relating to compliance with governmental laws and regulations. For certain of these matters, it is not possible to determine the ultimate outcome, and the Company cannot reasonably estimate the maximum potential exposure or the range of possible loss, particularly regarding to matters in early stages. The Company currently believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or liquidity, but could possibly be material to its results of operations in any single reporting period.

As of October 2, 2021, and July 3, 2021, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first quarter of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

8. Income taxes

The Company’s effective tax rate on its income before taxes was 23.2% in the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances.

During the first quarter of fiscal 2021, the Company’s effective tax rate on its loss before taxes was a benefit of 18.9%. During the first quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by (i) the release of unrecognized tax benefit reserves and (ii) the mix of income in lower tax jurisdictions.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Service cost	$3,752	$3,938
Total net periodic pension cost within selling, general and administrative expenses	3,752	3,938

Interest cost	3,947	3,976
Expected return on plan assets	(12,284)	(12,420)
Amortization of prior service cost	1	75
Recognized net actuarial loss	4,086	5,151
Total net periodic pension benefit within other expense, net	(4,250)	(3,218)

Net periodic pension (benefit) cost	$(498)	$720

The Company made $8.0 million of contributions during the first quarter of fiscal 2022 and expects to make additional contributions to the Plan of up to $8.0 million in the remainder of fiscal 2022.

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the first quarter ended October 2, 2021, the Company repurchased 0.3 million shares under this program for a total cost of $10.5 million. As of October 2, 2021, the Company had $458.5 million remaining under its share repurchase authorization.

Common stock dividend

In August 2021, the Company’s Board of Directors approved a dividend of $0.24 per common share and dividend payments of $23.9 million were made in September 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands, except per share data)
Numerator:
Net income (loss)	$111,318	$(18,889)

Denominator:
Weighted average common shares for basic earnings per share	99,647	98,897
Net effect of dilutive stock-based compensation awards	1,469	—
Weighted average common shares for diluted earnings per share	101,116	98,897
Basic earnings (loss) per share	$1.12	$(0.19)
Diluted earnings (loss) per share	$1.10	$(0.19)
Stock options excluded from earnings per share calculation due to anti-dilutive effect	897	875

For the first quarter of fiscal 2021, the diluted net loss per share is the same as basic net loss per share as the effect of all potential common shares would be anti-dilutive.

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$4,508	$3,173
Non-cash Financing Activities:
Unsettled share repurchases	$937	—
Supplemental Cash Flow Information:
Interest	$11,636	$12,538
Income tax net payments	27,977	19,258

Included in cash and cash equivalents as of October 2, 2021, and July 3, 2021, was $3.4 million and $3.8 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Sales:
Electronic Components	$5,129,497	$4,382,148
Farnell	455,198	340,911
	5,584,695	4,723,059
Operating income:
Electronic Components	$162,462	$84,440
Farnell	49,593	11,959
	212,055	96,399
Corporate	(33,301)	(31,302)
Restructuring, integration and other expenses	(5,272)	(26,420)
Amortization of acquired intangible assets and other	(5,239)	(20,175)
Operating income	$168,243	$18,502

Sales, by geographic area:
Americas (1)	$1,258,811	$1,205,695
EMEA (2)	1,747,579	1,480,674
Asia/Pacific (3)	2,578,305	2,036,690
Sales	$5,584,695	$4,723,059

(1)	Includes sales from the United States of $1.16 billion and $1.13 billion for the first quarters ended October 2, 2021, and October 3, 2020, respectively.

(2)

Includes sales from Germany and Belgium of $697.1 million and $307.6 million, respectively, for the first quarter ended October 2, 2021. Includes sales from Germany and Belgium of $574.8 million and $294.4 million, respectively, for the first quarter ended October 3, 2020.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $826.8 million, $1.20 billion and $264.0 million, respectively, for the first quarter ended October 2, 2021. Includes sales from China (including Hong Kong), Taiwan and Singapore of $631.8 million, $916.3 million and $272.0 million, respectively, for the first quarter ended October 3, 2020.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 2,	July 3,
	2021	2021

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$138,380	$146,042
EMEA (2)	178,887	185,753
Asia/Pacific	34,606	36,657
Property, plant, and equipment, net	$351,873	$368,452

(1)	Includes property, plant and equipment, net, of $135.0 million and $142.7 million as of October 2, 2021, and July 3, 2021, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $74.1 million, $81.0 million and $19.9 million in Germany, the United Kingdom and Belgium, respectively, as of October 2, 2021; and $77.9 million, $83.5 million and $20.9 million in Germany, the United Kingdom and Belgium, respectively, as of July 3, 2021.

14. Restructuring expenses

Fiscal 2021 and prior

During fiscal 2021 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first quarter of fiscal 2022 related to the remaining restructuring liabilities established during fiscal 2021 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 3, 2021	$35,099	$4,863	$39,962
Cash payments	(11,892)	(1,319)	(13,211)
Changes in estimates, net	(330)	—	(330)
Other, principally foreign currency translation	(359)	(41)	(400)
Balance at October 2, 2021	$22,518	$3,503	$26,021

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2022.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, access to financial markets, and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters, pandemics and health related crisis, or warehouse modernization and relocation efforts; risks related to cyber-attacks, other privacy and security incidents and information systems failures, including related to current or future implementations, integrations or upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; geopolitical events; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended October 2, 2021, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. The Company operates on a “52/53 week” fiscal year and fiscal 2022 contains 52 weeks compared to 53 weeks in fiscal 2021. As a result, the first quarter of fiscal 2022 contained 13 weeks and the first quarter of fiscal 2021 contained 14 weeks. This extra week in the first quarter of fiscal 2021 impacts the year-over-year analysis in this MD&A.

The discussion of the Company’s results of operations includes references to the impact of foreign currency translation. When the U.S. Dollar strengthens and the stronger exchange rates are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the result is a decrease in U.S. Dollars of reported results. Conversely, weaker exchange rates result in an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific (“Asia”), are referred to as “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Additionally, the Company has adjusted sales for the impact of the termination of the Texas Instruments (“TI”) distribution agreement between fiscal years. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A), (ii) amortization of acquired intangible assets, and (iii) goodwill and long-lived asset impairment expense. Operating income excluding such amounts is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	October 2,	October 3,
	2021	2020

	(Thousands)
Operating income	$168,243	$18,502
Restructuring, integration and other expenses	5,272	26,420
Amortization of acquired intangible assets and other	5,239	20,175
Adjusted operating income	$178,754	$65,097

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

OVERVIEW

Organization

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global technology distributor and solutions provider. Avnet has served customers’ evolving needs for an entire century. Avnet supports customers at each stage of a product’s lifecycle, from idea to design and from prototype to production. Avnet’s unique position at the center of the technology value chain enables it to accelerate the design and supply stages of product development so customers can realize revenue faster. Decade after decade, Avnet helps its customers and suppliers around the world realize the transformative possibilities of technology. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

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

Results of Operations

Executive Summary

Sales of $5.58 billion in the first quarter of fiscal 2022 were 18.2% higher than the prior year first quarter sales of $4.72 billion. Excluding the impact of changes in foreign currency, sales increased 17.5% as compared to sales in the prior year first quarter.

Gross profit margin of 11.8% increased 88 basis points compared to 10.9% in the first quarter of fiscal 2021. This increase is primarily due to strong overall demand for electronic components and improvements in product and customer mix, partially offset by an unfavorable geographic regional sales mix.

Operating income of $168.2 million was $149.7 million higher than the first quarter of fiscal 2021. Operating income margin was 3.0% in the first quarter of fiscal 2022, as compared to 0.4% in the prior year first quarter. The increase in operating income margin is the result of increases in sales and in gross profit margin and from lower operating expenses. Adjusted operating income margin was 3.2% in the first quarter of fiscal 2022 as compared to 1.4% in the first quarter of fiscal 2021, an increase of 182 basis points. This increase in adjusted operating income margin is primarily due to the increases in sales and gross margin, partially offset by increases in selling, general and administrative expenses.

Sales

Reported sales were the same as organic sales in the first quarter of fiscal 2022. The following table presents the reconciliation of reported sales to organic sales for the first quarter of fiscal 2021 by geographic region and by operating group.

		Estimated			Organic
	Sales	Extra	Organic		Sales
	As Reported	Week in	Sales	TI Sales	Adj for TI
	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal	Q1-Fiscal
	2021	2021(1)	2021	2021(2)	2021(2)

	(Thousands)
Avnet	$4,723,059	$306,000	$4,417,059	$240,984	$4,176,075
Avnet by region
Americas	$1,205,695	$77,000	$1,128,695	$68,500	$1,060,195
EMEA	1,480,674	97,000	1,383,674	102,910	1,280,764
Asia	2,036,690	132,000	1,904,690	69,574	1,835,116
Avnet by operating group
EC	$4,382,148	$284,000	$4,098,148	$240,984	$3,857,164
Farnell	340,911	22,000	318,911	—	318,911

___________

(1)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.
(2)	Sales adjusted for the impact of the termination of the Texas Instruments (“TI”) distribution agreement.

The following table presents reported and organic sales growth rates for the first quarter of fiscal 2022 as compared to fiscal 2021 by geographic region and by operating group.

		Sales		Organic	Sales
		As Reported		Sales	Adj for TI
	Sales	Year-Year %	Organic	Year-Year %	Year-Year %
	As Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	% Change	Currency	Currency(1)
Avnet	18.2%	17.5%	26.4%	25.6%	32.9%
Avnet by region
Americas	4.4%	4.4%	11.5%	11.5%	18.7%
EMEA	18.0	16.2	26.3	24.3	34.3
Asia	26.6	26.4	35.4	35.2	40.3
Avnet by operating group
EC	17.1%	16.5%	25.2%	24.6%	32.3%
Farnell	33.5	30.1	42.7	39.0	39.0

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement.

Sales of $5.58 billion for the first quarter of fiscal 2022 were up $861.6 million, or 18.2%, from the prior year first quarter sales of $4.72 billion. Sales in constant currency in the first quarter of fiscal 2022 increased by 17.5% year over year. The increase in sales is primarily the result of increased sales in the Company’s Asia and EMEA regions and sales growth at Farnell. Organic sales in constant currency excluding TI sales in the first quarter of fiscal 2022 were 32.9% higher than sales in the first quarter of fiscal 2021, reflecting sales growth in both operating groups across all regions driven by strong demand globally for electronic components.

EC sales of $5.13 billion in the first quarter of fiscal 2022 increased $747.3 million or 17.1% from the prior year first quarter sales of $4.38 billion. On an organic basis, EC sales excluding TI increased 32.3% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to improvements in overall market demand and stronger demand in certain industry sectors, particularly the transportation and industrial sectors.

Farnell sales for the first quarter of fiscal 2022 were $455.2 million, an increase of $114.3 million or 33.5% from the prior year first quarter sales of $340.9 million. Sales in constant currency increased 30.1% year over year. These increases were primarily a result of increased market demand in all three regions.

As a result of the recent notification the Company received from Maxim Integrated Products, Inc. (“Maxim”) related to the termination of the Company’s distribution agreement for the Electronic Components operating group, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions. Sales from Maxim products represented approximately 3% of total sales in fiscal 2021.

Gross Profit

Gross profit for the first quarter of fiscal 2022 was $659.7 million, an increase of $143.6 million, or 27.8%, from the first quarter of fiscal 2021 gross profit of $516.1 million. Gross profit margin increased to 11.8% (or 88 basis points) from the first quarter of fiscal 2021 gross profit margin of 10.9%, driven by increases in gross profit margin in both operating groups. The increases in gross profit margin in both operating groups are primarily due to strong demand for electronic components that resulted in a favorable pricing environment, partially offset by unfavorable geographic region sales mix. Sales in the higher gross profit margin western regions represented approximately 54% of sales in the first quarter of fiscal 2022, as compared to 57% during the first quarter of fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $486.2 million in the first quarter of fiscal 2022, an increase of $15.0 million, or 3.2%, from the first quarter of fiscal 2021. The year-over-year increase in SG&A expenses was primarily due to increases in costs to support sales growth, increased costs related to inflation including merit pay increases for employees, and to a lesser extent the impact of foreign currency due to the weakening of the U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2022, SG&A expenses were 8.7% of sales and 73.7% of gross profit, as compared with 10.0% and 91.3%, respectively, in the first quarter of fiscal 2021. The decrease in SG&A expenses as a percentage of gross profit primarily results from operating leverage created from higher sales, increase in gross profit margin, and lower amortization expense, partially offset by increases in SG&A expenses.

Restructuring, Integration, and Other Expenses

The Company recorded restructuring, integration and other expenses of $5.3 million during the first quarter of fiscal 2022, substantially all of which was related to integration costs. The after-tax impact of restructuring, integration and other expenses were $4.3 million and $0.04 per share on a diluted basis.

Operating Income

Operating income for the first quarter of fiscal 2022 was $168.2 million, an increase of $149.7 million, from the first quarter of fiscal 2021 operating income of $18.5 million. Adjusted operating income for the first quarter of fiscal 2022 was $178.8 million, an increase of $113.7 million, or 174.6%, from the first quarter of fiscal 2021. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and in gross profit margin, partially offset by an increase in SG&A expenses.

EC operating income margin increased 124 basis points year over year to 3.2% and Farnell operating income margin increased 738 basis points year over year to 10.9%.

Interest and Other Financing Expenses, Net and Other Expense, Net

Interest and other financing expenses in the first quarter of fiscal 2022 was $22.8 million, an increase of $0.5 million, or 2.4%, as compared with interest and other financing expenses of $22.3 million in the first quarter of fiscal 2021. The increase in interest and other financing expenses was primarily related to more outstanding borrowings during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021.

During the first quarter of fiscal 2022, the Company had $0.4 million of other expense as compared with $19.5 million of other expense in the first quarter of fiscal 2021. The year-over-year differences in other expense was primarily due to the equity investment impairment expense included in the other expense in the first quarter of fiscal 2021, and differences in foreign currency exchange rates between the first quarters of fiscal 2022 and fiscal 2021.

Income Tax

The Company’s effective tax rate on its income before taxes was 23.2% in the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances.

Net Income (Loss)

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2022 was $111.3 million, or $1.10 per share on a diluted basis, as compared with net loss of $18.9 million, or $0.19 per share on a diluted basis, in the first quarter of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2022, the Company used $31.0 million of cash flow from operations compared to $122.4 million of cash generated by operations in the first quarter of fiscal 2021. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $191.6 million during the first quarter of fiscal 2022, including increases in accounts receivable of $170.0 million and in inventories of $74.0 million both to support sales growth in the first quarter of fiscal 2022, and a decrease in accrued expenses and other of $32.9 million, offset by an increase in accounts payable of $85.2 million. Comparatively, cash generated from working capital and other was $47.7 million during the first quarter of fiscal 2021, including an increase in accounts payable of $228.7 million, offset by increases in inventories of $136.4 million and accounts receivable of $7.1 million, and a decrease in accrued expenses and other of $37.5 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2022, the Company received net proceeds of $118.7 million under the Credit Facility, and $59.3 million under the Securitization Program. During the first quarter of fiscal 2022, the Company paid dividends on common stock of $23.9 million and repurchased $9.6 million of common stock.

During the first quarter of fiscal 2021, the Company received net proceeds of $166.9 million under the Securitization Program and made a net repayment of $234.2 million under the Credit Facility. During the first quarter of fiscal 2021, the Company paid dividends on common stock of $20.8 million.

Cash Flow from Investing Activities

During the first quarter of fiscal 2022, the Company used $12.0 million for capital expenditures compared to $20.0 million for capital expenditures in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, the Company paid $18.7 million for an asset acquisition.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. There are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of October 2, 2021. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of October 2, 2021, and July 3, 2021.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2022 was $116.7 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to first-party financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are recorded within “Interest and other financing expenses, net” and were not material.

Liquidity

The Company held cash and cash equivalents of $299.1 million as of October 2, 2021, of which $236.5 million was held outside the United States. As of July 3, 2021, the Company held cash and cash equivalents of $199.7 million, of which $150.5 million was held outside of the United States.

As of the end of the first quarter of fiscal 2022, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were $115.9 million in borrowings outstanding and $1.2 million in letters of credit issued under the Credit Facility, and $82.2 million outstanding under the Securitization Program, resulting in approximately $1.48 billion of total availability as of October 2, 2021. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the first quarter of fiscal 2022, the Company had an average daily balance outstanding of approximately $353.0 million under the Credit Facility and approximately $139.4 million under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $62.5 million in cash flows for operating activities over the trailing four fiscal quarters ended October 2, 2021.

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

As of October 2, 2021, the Company may repurchase up to an aggregate of $458.5 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the first quarter of fiscal 2022, the Company repurchased $10.5 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2022, the Board of Directors approved a dividend of $0.24 per share, which resulted in $23.9 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 3, 2021, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 2, 2021, approximately 86% of the Company’s debt bears interest at a fixed rate and 14% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.5 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2022.

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

During the first quarter of fiscal 2022, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 3, 2021, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 2, 2021, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2022, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 4 – July 31	—	—	—	$468,992,000
August 1 – August 28	31,415	$40.06	31,415	$467,733,000
August 29 – October 2	243,449	$37.97	243,449	$458,489,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1

Amendment No. 4 to the Fourth Amended and Restated Receivables Purchase Agreement, dated August 16, 2021, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

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

Date: October 29, 2021

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer