Form 10-Q
period 2022-01-01
AVNET INC
filed 2022-01-28
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

As of January 19, 2022, the total number of shares outstanding of the registrant’s Common Stock was 98,963,138 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 1,	July 3,
	2022	2021

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$167,818	$199,691
Receivables	4,077,707	3,576,130
Inventories	3,542,723	3,236,837
Prepaid and other current assets	155,963	150,763
Total current assets	7,944,211	7,163,421
Property, plant and equipment, net	338,199	368,452
Goodwill	823,728	838,105
Intangible assets, net	19,271	28,539
Operating lease assets	248,020	265,988
Other assets	207,441	260,917
Total assets	$9,580,870	$8,925,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$350,000	$23,078
Accounts payable	2,693,696	2,401,357
Accrued expenses and other	588,581	572,457
Short-term operating lease liabilities	56,228	58,346
Total current liabilities	3,688,505	3,055,238
Long-term debt	1,144,592	1,191,329
Long-term operating lease liabilities	221,294	239,838
Other liabilities	323,253	354,833
Total liabilities	5,377,644	4,841,238
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 98,430,306 shares and 99,601,393 shares, respectively	98,430	99,601
Additional paid-in capital	1,642,521	1,622,160
Retained earnings	2,686,018	2,516,170
Accumulated other comprehensive loss	(223,743)	(153,747)
Total shareholders’ equity	4,203,226	4,084,184
Total liabilities and shareholders’ equity	$9,580,870	$8,925,422

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands, except per share amounts)
Sales	$5,865,217	$4,668,172	$11,449,912	$9,391,232
Cost of sales	5,152,182	4,156,919	10,077,185	8,363,899
Gross profit	713,035	511,253	1,372,727	1,027,333
Selling, general and administrative expenses	501,363	442,084	987,540	913,241
Restructuring, integration and other expenses	—	11,948	5,272	38,369
Operating income	211,672	57,221	379,915	75,723
Other income (expense), net	1,737	(1,333)	1,327	(20,831)
Interest and other financing expenses, net	(21,630)	(21,485)	(44,474)	(43,787)
Income before taxes	191,779	34,403	336,768	11,105
Income tax expense	40,958	15,240	74,629	10,831
Net income	$150,821	$19,163	$262,139	$274

Earnings per share:
Basic	$1.52	$0.19	$2.64	$0.00
Diluted	$1.50	$0.19	$2.60	$0.00

Shares used to compute earnings per share:
Basic	99,032	98,937	99,340	98,917
Diluted	100,286	99,932	100,701	99,897
Cash dividends paid per common share	$0.24	$0.21	$0.48	$0.42

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands)
Net income	$150,821	$19,163	$262,139	$274
Other comprehensive income, net of tax:
Foreign currency translation and other	(48,982)	120,000	(78,018)	210,373
Pension adjustments, net	4,010	3,983	8,022	13,606
Total comprehensive income	$105,849	$143,146	$192,143	$224,253

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Translation adjustments and other	—	—	—	—	(29,036)	(29,036)
Pension liability adjustments, net	—	—	—	—	4,012	4,012
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	99,336	1,631,667	2,593,367	(178,771)	4,145,599
Net income	—	—	—	150,821	—	150,821
Translation adjustments and other	—	—	—	—	(48,982)	(48,982)
Pension liability adjustments, net	—	—	—	—	4,010	4,010
Cash dividends	—	—	—	(23,749)	—	(23,749)
Repurchases of common stock	(921)	(921)	—	(34,421)	—	(35,342)
Stock-based compensation	15	15	10,854	—	—	10,869
Balance, January 1, 2022	98,430	$98,430	$1,642,521	$2,686,018	$(223,743)	$4,203,226

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	98,844	1,599,331	2,367,720	(288,384)	3,777,511
Net income	—	—	—	19,163	—	19,163
Translation adjustments and other	—	—	—	—	120,000	120,000
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,756)	—	(20,756)
Stock-based compensation	18	18	10,814	—	—	10,832
Balance, January 2, 2021	98,862	$98,862	$1,610,145	$2,366,127	$(164,401)	$3,910,733

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 1,	January 2,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net income	$262,139	$274

Non-cash and other reconciling items:
Depreciation	43,876	44,002
Amortization	8,964	30,474
Amortization of operating lease assets	27,426	28,111
Deferred income taxes	(4,451)	(311)
Stock-based compensation	19,556	15,331
Impairments	—	15,166
Other, net	10,281	17,004
Changes in (net of effects from businesses acquired and divested):
Receivables	(558,702)	(94,831)
Inventories	(359,755)	51,185
Accounts payable	328,574	130,768
Accrued expenses and other, net	(41,117)	(29,779)
Net cash flows (used) provided by operating activities	(263,209)	207,394

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	190,400	11,800
Borrowings (repayments) under senior unsecured credit facility, net	109,669	(239,430)
Repayments under bank credit facilities and other debt, net	(1,550)	(1,480)
Repurchases of common stock	(45,570)	—
Dividends paid on common stock	(47,642)	(41,512)
Other, net	(6,069)	(2,301)
Net cash flows provided (used) for financing activities	199,238	(272,923)

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,116)	(30,022)
Acquisitions of assets and businesses	—	(18,371)
Other, net	68,270	725
Net cash flows provided (used) for investing activities	46,154	(47,668)

Effect of currency exchange rate changes on cash and cash equivalents	(14,056)	12,492

Cash and cash equivalents:
— decrease	(31,873)	(100,705)
— at beginning of period	199,691	477,038
— at end of period	$167,818	$376,333

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

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2022 contains 52 weeks compared to fiscal 2021, which contained 53 weeks. As a result, the first six months of fiscal 2022, contained 26 weeks compared to the first six months of fiscal 2021, which contained 27 weeks.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU No. 2019-12”), which simplifies income tax accounting, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of ASU No. 2019-12 beginning the first quarter of fiscal 2022 did not have a material impact on the Company’s consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	January 1,	July 3,
	2022	2021

	(Thousands)
Receivables	$4,167,281	$3,664,290
Allowance for Credit Losses	(89,574)	(88,160)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2022 and 2021:

	January 1,	January 2,
	2022	2021

	(Thousands)
Balance at beginning of the period	$88,160	$65,018
Effect of adopting credit loss accounting standard	—	17,205
Credit Loss Provisions	8,391	4,438
Credit Loss Recoveries	(321)	(283)
Receivables Write offs	(4,930)	(4,621)
Foreign Currency Effect and Other	(1,726)	3,693
Balance at end of the period	$89,574	$85,450

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended January 1, 2022.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 3, 2021 (1)	$310,582	$527,523	$838,105
Foreign currency translation	(4,980)	(9,397)	(14,377)
Carrying value at January 1, 2022 (1)	$305,602	$518,126	$823,728
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at January 1, 2022 and July 3, 2021, respectively.

	January 1, 2022			July 3, 2021
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$318,723	$(308,131)	$10,592	$324,416	$(312,392)	$12,024
Trade name	56,103	(48,635)	7,468	57,184	(45,019)	12,165
Technology and other	56,510	(55,299)	1,211	57,809	(53,459)	4,350
	$431,336	$(412,065)	$19,271	$439,409	$(410,870)	$28,539

(1)Acquired amount reduced by impairment of $17,473 from prior fiscal years.

Intangible asset amortization expense was $3.8 million and $10.4 million for the second quarters of fiscal 2022 and 2021, respectively, and $9.0 million and $30.5 million for the first six months of fiscal 2022 and 2021, respectively.

The following table presents the estimated future amortization expense for the remainder of fiscal 2022 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2022	$6,250
2023	6,525
2024	3,184
2025	1,472
2026	1,472
2027	368
Total	$19,271

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	January 1,	July 3,	January 1,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Bank credit facilities and other	—	1.24%	$—	$23,078
Public notes due December 2022	4.88%	—	350,000	—
Short-term debt			$350,000	$23,078

Bank credit facilities and other consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	January 1,	July 3,	January 1,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	0.85%	—	$213,300	$—
Credit Facility (due June 2023)	1.27%	—	90,006	—
Public notes due:
December 2022	—	4.88%	—	350,000
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
Other long-term debt	0.00%	1.22%	161	1,185
Long-term debt before discount and debt issuance costs			1,153,467	1,201,185
Discount and debt issuance costs – unamortized			(8,875)	(9,856)
Long-term debt			$1,144,592	$1,191,329

In August 2021, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $915.6 million and $717.4 million at January 1, 2022, and July 3, 2021, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in June 2023. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of January 1, 2022, and July 3, 2021.

As of January 1, 2022, and July 3, 2021, there were $1.2 million and $1.3 million, respectively, in letters of credit issued under the Credit Facility.

As of January 1, 2022, the carrying value and fair value of the Company’s total debt was $1.49 billion and $1.56 billion, respectively. At July 3, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.30 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 16 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021
Operating lease cost	$17,129	$18,095	$34,975	$36,497
Variable lease cost	6,733	5,423	12,851	11,711
Total lease cost	$23,862	$23,518	$47,826	$48,208

Future minimum operating lease payments as of January 1, 2022, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2022	$34,027
2023	59,916
2024	43,094
2025	33,862
2026	28,943
Thereafter	133,754
Total future operating lease payments	333,596
Total imputed interest on operating lease liabilities	(56,074)
Total operating lease liabilities	$277,522

Other information pertaining to operating leases consists of the following:

	Six Months Ended
	January 1,	January 2,
	2022	2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.9	9.3
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended
	January 1,	January 2,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$29,456	$29,157
Operating lease assets obtained from new operating lease liabilities	13,478	28,346

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other expense, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of January 1, 2022, and July 3, 2021. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	January 1,	July 3,
	2022	2021

	(Thousands)
Prepaid and other current assets	$14,532	$15,722
Accrued expenses and other	12,686	23,994

The amounts recorded to other income expense, net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands)
Net derivative financial instrument loss	$(7,012)	$(2,810)	$(15,783)	$(10,627)

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

As of January 1, 2022, and July 3, 2021, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first six months of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

8. Income taxes

The Company’s effective tax rate on its income before taxes was 21.4% in the second quarter of fiscal 2022. During the second quarter of fiscal 2022, there were no individually material items impacting the Company’s effective tax rate.

During the second quarter of fiscal 2021, the Company’s effective tax rate on its income before taxes was 44.3%. During the second quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 22.2%. The effective tax rate for the first six months of fiscal 2022 was unfavorably impacted primarily by increases to valuation allowances.

During the first six months of fiscal 2021, the Company’s effective tax rate on its income before taxes was 97.5%. The effective tax rate for the first six months of fiscal 2021 was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization. The Company is still evaluating this new tax regulation and the impact to income tax expense, which could have a significant impact on income expense in the third quarter of fiscal 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands)
Service cost	$3,751	$3,937	$7,503	$7,875
Total net periodic pension cost within selling, general and administrative expenses	3,751	3,937	7,503	7,875

Interest cost	3,947	3,976	7,894	7,952
Expected return on plan assets	(12,284)	(12,420)	(24,568)	(24,840)
Amortization of prior service cost	1	76	2	151
Recognized net actuarial loss	4,086	5,151	8,172	10,302
Total net periodic pension benefit within other expense, net	(4,250)	(3,217)	(8,500)	(6,435)

Net periodic pension (benefit) cost	$(499)	$720	$(997)	$1,440

The Company made $8.0 million of contributions during the first six months of fiscal 2022 and expects to make additional contributions to the Plan of up to $8.0 million in the remainder of fiscal 2022.

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the second quarter ended January 1, 2022, the Company repurchased 0.9 million shares under this program for a total cost of $35.3 million. As of January 1, 2022, the Company had $423.1 million remaining under its share repurchase authorization.

Common stock dividend

In November 2021, the Company’s Board of Directors approved a dividend of $0.24 per common share and dividend payments of $23.7 million were made in December 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands, except per share data)
Numerator:
Net income	$150,821	$19,163	$262,139	$274

Denominator:
Weighted average common shares for basic earnings per share	99,032	98,937	99,340	98,917
Net effect of dilutive stock-based compensation awards	1,254	995	1,361	980
Weighted average common shares for diluted earnings per share	100,286	99,932	100,701	99,897
Basic earnings per share	$1.52	$0.19	$2.64	$0.00
Diluted earnings per share	$1.50	$0.19	$2.60	$0.00
Stock options excluded from earnings per share calculation due to anti-dilutive effect	927	1,046	880	1,237

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	January 1,	January 2,
	2022	2021

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$5,547	$4,359
Non-cash Financing Activities:
Unsettled share repurchases	$275	—
Supplemental Cash Flow Information:
Interest	$49,192	$50,507
Income tax net payments	74,889	51,835

Included in cash and cash equivalents as of January 1, 2022, and July 3, 2021, was $2.8 million and $3.8 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”). EC markets and sells (i) semiconductors, (ii) interconnect, passive and electromechanical devices, and (iii) integrated components, to a diverse customer base serving many end-markets. Farnell distributes electronic components and related products to the electronic system design community utilizing multi-channel sales and marketing resources.

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands)
Sales:
Electronic Components	$5,424,349	$4,342,386	$10,553,846	$8,724,535
Farnell	440,868	325,786	896,066	666,697
	5,865,217	4,668,172	11,449,912	9,391,232
Operating income:
Electronic Components	$188,904	$103,922	$351,366	$188,362
Farnell	60,189	14,592	109,781	26,551
	249,093	118,514	461,147	214,913
Corporate	(33,625)	(38,928)	(66,925)	(70,229)
Restructuring, integration and other expenses	—	(11,948)	(5,272)	(38,369)
Amortization of acquired intangible assets and other	(3,796)	(10,417)	(9,035)	(30,592)
Operating income	$211,672	$57,221	$379,915	$75,723

Sales, by geographic area:
Americas (1)	$1,391,567	$1,101,450	$2,650,377	$2,307,145
EMEA (2)	1,840,789	1,346,347	3,588,368	2,827,020
Asia/Pacific (3)	2,632,861	2,220,375	5,211,167	4,257,067
Sales	$5,865,217	$4,668,172	$11,449,912	$9,391,232

(1)

Includes sales from the United States of $1.29 billion and $1.03 billion for the second quarters ended January 1, 2022, and January 2, 2021, respectively. Includes sales from the United States of $2.45 billion and $2.16 billion for the first six months of fiscal 2022 and 2021, respectively.

(2)

Includes sales from Germany and Belgium of $740.0 million and $330.7 million, respectively, for the second quarter ended January 1, 2022; and $1.44 billion and $638.3 million, respectively, for the first six months of fiscal 2022. Includes sales from Germany and Belgium of $520.8 million and $255.0 million, respectively, for the second quarter ended January 2, 2021; and $1.10 billion and $549.4 million, respectively, for the first six months of fiscal 2021.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $863.0 million, $1.13 billion and $323.5 million, respectively, for the second quarter ended January 1, 2022; and $1.69 billion, $2.33 billion and $587.5 million, respectively, for the first six months of fiscal 2022. Includes sales from China (including Hong Kong), Taiwan and Singapore of $666.0 million, $1.07 billion and $252.6 million, respectively, for the second quarter ended January 2, 2021; and $1.30 billion, $1.99 billion and $524.6 million, respectively, for the first six months of fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	January 1,	July 3,
	2022	2021

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$130,397	$146,042
EMEA (2)	175,339	185,753
Asia/Pacific	32,463	36,657
Property, plant, and equipment, net	$338,199	$368,452

(1)	Includes property, plant and equipment, net, of $127.1 million and $142.7 million as of January 1, 2022, and July 3, 2021, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $70.4 million, $82.5 million and $18.9 million in Germany, the United Kingdom and Belgium, respectively, as of January 1, 2022; and $77.9 million, $83.5 million and $20.9 million in Germany, the United Kingdom and Belgium, respectively, as of July 3, 2021.

14. Restructuring expenses

During fiscal 2021 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2022 related to the remaining restructuring liabilities established during fiscal 2021 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 3, 2021	$35,099	$4,863	$39,962
Cash payments	(14,720)	(2,032)	(16,752)
Changes in estimates, net	(3,747)	875	(2,872)
Other, principally foreign currency translation	(640)	(45)	(685)
Balance at January 1, 2022	$15,992	$3,661	$19,653

The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2022.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, access to financial markets, and the Company’s employees, operations, customers, and supply chain; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by natural and weather-related disasters, pandemics and health related crisis, or warehouse modernization and relocation efforts; risks related to cyber-attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations or upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; geopolitical events; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended January 1, 2022, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. The Company operates on a “52/53 week” fiscal year and fiscal 2022 contains 52 weeks compared to 53 weeks in fiscal 2021. As a result, the first six months of fiscal 2022 contained 26 weeks and the first six months of fiscal 2021 contained 27 weeks. This extra week in the first six months of fiscal 2021, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Additionally, the Company has adjusted sales for the impact of the termination of the Texas Instruments (“TI”) distribution agreement between fiscal years. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A), and (ii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2022	2021	2022	2021

	(Thousands)
Operating income	$211,672	$57,221	$379,915	$75,723
Restructuring, integration and other expenses	—	11,948	5,272	38,369
Amortization of acquired intangible assets and other	3,796	10,417	9,035	30,592
Adjusted operating income	$215,468	$79,586	$394,222	$144,684

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

OVERVIEW

Organization

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global technology distributor and solutions provider. Avnet has served customers’ evolving needs for an entire century. Avnet supports customers at each stage of a product’s lifecycle, from idea to design and from prototype to production. Avnet’s position at the center of the technology value chain enables it to accelerate the design and supply stages of product development so customers can realize revenue faster. Decade after decade, Avnet helps its customers and suppliers around the world realize the transformative possibilities of technology. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

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

Results of Operations

Executive Summary

Sales of $5.87 billion in the second quarter of fiscal 2022 were 25.6% higher than the prior year second quarter sales of $4.67 billion. Excluding the impact of changes in foreign currency, sales increased 27.4% as compared to sales in the prior year second quarter.

Gross profit margin of 12.2% increased 121 basis points compared to 11.0% in the second quarter of fiscal 2021. This increase is primarily due to strong overall demand for electronic components and improvements in product, customer mix, and geographic regional sales mix.

Operating income of $211.7 million was $154.5 million higher than the second quarter of fiscal 2021. Operating income margin was 3.6% in the second quarter of fiscal 2022, as compared to 1.2% in the prior year second quarter. The increase in operating income margin is the result of increases in sales and in gross profit margin, partially offset by an increase in selling, general and administrative expenses. Adjusted operating income margin was 3.7% in the second quarter of fiscal 2022 as compared to 1.7% in the second quarter of fiscal 2021, an increase of 197 basis points. This increase in adjusted operating income margin is primarily due to the increases in sales and gross margin, partially offset by increases in selling, general and administrative expenses.

Sales

Reported sales were the same as organic sales in the second quarter and first six months of fiscal 2022. The following table presents the reconciliation of reported sales to organic sales for the second quarter and first six months of fiscal 2021 by geographic region and by operating group.

	Quarter Ended			Six Months Ended
	Sales
	As Reported		Organic		Estimated			Organic
	and		Sales	Sales	Extra	Organic		Sales
	Organic	TI Sales	Adj for TI	As Reported	Week in	Sales	TI Sales	Adj for TI
	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal	Fiscal	Q2-Fiscal	Q2-Fiscal	Q2-Fiscal
	2021	2021(1)	2021(1)	2021	2021(2)	2021	2021(1)	2021(1)

	(Thousands)
Avnet	$4,668,172	$49,568	$4,618,604	$9,391,232	$306,000	$9,085,232	$290,552	$8,794,680
Avnet by region
Americas	$1,101,450	$13,969	$1,087,481	$2,307,145	$77,000	$2,230,145	$82,469	$2,147,676
EMEA	1,346,347	20,839	1,325,508	2,827,020	97,000	2,730,020	123,749	2,606,271
Asia	2,220,375	14,760	2,205,615	4,257,067	132,000	4,125,067	84,334	4,040,733
Avnet by operating group
EC	$4,342,386	$49,568	$4,292,818	$8,724,535	$284,000	$8,440,535	$290,552	$8,149,983
Farnell	325,786	—	325,786	666,697	22,000	644,697	—	644,697

___________

(1)	Sales adjusted for the impact of the termination of the Texas Instruments (“TI”) distribution agreement.
(2)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated

The following table presents reported and organic sales growth rates for the second quarter and first six months of fiscal 2022 as compared to fiscal 2021 by geographic region and by operating group.

	Quarter Ended			Six Months Ended
		Sales	Organic					Organic
		As Reported	Sales		Sales		Organic	Sales
	Sales	and Organic	Adj for TI		As Reported		Sales	Adj for TI
	as Reported	Year-Year %	Year-Year %	Sales	Year-Year %	Organic	Year-Year %	Year-Year %
	and Organic	Change in	Change in	As Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Constant	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	Currency(1)	% Change	Currency	% Change	Currency	Currency(1)
Avnet	25.6%	27.4%	28.8%	21.9%	22.4%	26.0%	26.5%	30.7%
Avnet by region
Americas	26.3%	26.3%	28.0%	14.9%	14.9%	18.8%	18.8%	23.4%
EMEA	36.7	41.7	43.9	26.9	28.2	31.4	32.7	39.1
Asia	18.6	19.4	20.2	22.4	22.7	26.3	26.7	29.3
Avnet by operating group
EC	24.9%	26.8%	28.2%	21.0%	21.6%	25.0%	25.6%	30.1%
Farnell	35.3	35.8	35.8	34.4	32.8	39.0	37.3	37.3

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement.

Sales of $5.87 billion for the second quarter of fiscal 2022 were up $1.20 billion, or 25.6%, from the prior year second quarter sales of $4.67 billion. Sales in constant currency in the second quarter of fiscal 2022 increased by 27.4% year over year. Organic sales in constant currency excluding TI sales in the second quarter of fiscal 2022 were 28.8% higher than sales in the second quarter of fiscal 2021, reflecting sales growth in both operating groups across all regions driven by strong demand globally for electronic components.

EC sales of $5.42 billion in the second quarter of fiscal 2022 increased $1.08 billion or 24.9% from the prior year second quarter sales of $4.34 billion. On an organic basis, EC sales excluding TI increased 28.2% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to improvements in overall market demand and stronger demand, especially in the transportation and industrial sectors.

Farnell sales for the second quarter of fiscal 2022 were $440.9 million, an increase of $115.1 million or 35.3% from the prior year second quarter sales of $325.8 million. Sales in constant currency increased 35.8% year over year. These increases were primarily a result of increased market demand in all three regions.

Sales for the first six months of fiscal 2022 were $11.45 billion, an increase of $2.06 billion as compared to sales of $9.39 billion for the first six months of fiscal 2021. The increase in sales is primarily the result of increased sales in both operating groups across all regions driven by strong demand globally for electronic components.

As a result of the recent termination of the Company’s distribution agreement between Maxim Integrated Products, Inc. (“Maxim”) and the Electronic Components operating group, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions. Sales from Maxim products represented approximately 3% of total sales in fiscal 2021.

Gross Profit

Gross profit for the second quarter of fiscal 2022 was $713.0 million, an increase of $201.8 million, or 39.5%, from the second quarter of fiscal 2021 gross profit of $511.3 million. Gross profit margin increased to 12.2% (or 121 basis points) from the second quarter of fiscal 2021 gross profit margin of 11.0%, driven by increases in gross profit margin in both operating groups primarily due to strong demand for electronic components that resulted in favorable pricing environment and geographic region sales mix. Sales in the higher gross profit margin western regions represented approximately 55% of sales in the second quarter of fiscal 2022, as compared to 52% during the second quarter of fiscal 2021.

Gross profit and gross profit margin was $1.37 billion and 12.0%, respectively, for the first six months of fiscal 2022 as compared with $1.03 billion and 10.9%, respectively, for the first six months of fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $501.4 million in the second quarter of fiscal 2022, an increase of $59.3 million, or 13.4%, from the second quarter of fiscal 2021. The year-over-year increase in SG&A expenses was primarily due to increases in costs to support sales growth, increased costs related to inflation including merit pay increases for employees, and to a lesser extent the impact of foreign currency due to the weakening of the U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2022, SG&A expenses were 8.6% of sales and 70.3% of gross profit, as compared with 9.5% and 86.5%, respectively, in the second quarter of fiscal 2021. The decrease in SG&A expenses as a percentage of gross profit primarily results from operating leverage created from higher sales, increases in gross profit margin, and lower amortization expense, partially offset by increases in SG&A expenses primarily to support sales volumes.

SG&A expenses for the first six months of fiscal 2022 were $987.5 million, or 8.6% of sales, as compared with $913.2 million, or 9.7% of sales, in the first six months of fiscal 2021. SG&A expenses as a percentage of gross profit for the first six months of fiscal 2022 were 71.9% as compared with 88.9% in the first six months of fiscal 2021. The decrease in SG&A expenses as a percentage of gross profit primarily results from operating leverage created from higher sales, increase in gross profit margin, and lower amortization expense.

Restructuring, Integration, and Other Expenses

The Company did not incur any restructuring, integration and other expenses during the second quarter of fiscal 2022. During the first six months of fiscal 2022, the Company recorded restructuring, integration and other expenses of $5.3 million, substantially all of which was related to integration costs.

Operating Income

Operating income for the second quarter of fiscal 2022 was $211.7 million, an increase of $154.5 million, from the second quarter of fiscal 2021 operating income of $57.2 million. Adjusted operating income for the second quarter of fiscal 2022 was $215.5 million, an increase of $135.9 million, or 170.7%, from the second quarter of fiscal 2021. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and in gross profit margin, partially offset by an increase in SG&A expenses.

EC operating income margin increased 109 basis points year over year to 3.5% and Farnell operating income margin increased 917 basis points year over year to 13.7%.

Operating income for the first six months of fiscal 2022 was $379.9 million, an increase of $304.2 million, from the operating income of $75.7 million during the first six months of fiscal 2021. Adjusted operating income for the first six months of fiscal 2022 was $394.2 million, an increase of $249.5 million, or 172.5%, from the first six months of fiscal 2021. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and in gross profit margin.

Interest and Other Financing Expenses, Net and Other Income (Expense), Net

Interest and other financing expenses in the second quarter of fiscal 2022 was $21.6 million, an increase of $0.1 million, or 0.7%, as compared with interest and other financing expenses of $21.5 million in the second quarter of fiscal 2021. Interest and other financing expenses in the first six months of fiscal 2022 was $44.5 million, a decrease of $0.7 million, or 1.6%, as compared with interest and other financing expenses of $43.8 million in the first six months of fiscal 2021.

During the second quarter of fiscal 2022, the Company had $1.7 million of other income as compared with $1.3 million of other expense in the second quarter of fiscal 2021. During the first six months of fiscal 2022, the Company had $1.3 million of other income as compared with $20.8 million of other expense in the first six months of fiscal 2021. The year-over-year differences in other expense was primarily due to the equity investment impairment expense included in the other expense in the first six months of fiscal 2021, and differences in foreign currency exchange rates between the second quarters and first six months of fiscal 2022 and fiscal 2021.

Income Tax

The Company’s effective tax rate on its income before taxes was 21.4% in the second quarter of fiscal 2022. During the second quarter of fiscal 2022, there were no material items impacting the Company’s effective tax rate.

During the second quarter of fiscal 2021, the Company’s effective tax rate on its income before taxes was 44.3%. During the second quarter of fiscal 2021, the Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

For the first six months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 22.2%. The effective tax rate for the first six months of fiscal 2022 was unfavorably impacted primarily by increases to valuation allowances.

During the first six months of fiscal 2021, the Company’s effective tax rate on its income before taxes was 97.5%. The effective tax rate for the first six months of fiscal 2021 was unfavorably impacted primarily by increases to valuation allowances, partially offset by the mix of income in lower tax jurisdictions.

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization. The Company is still evaluating this new tax regulation and the impact to income tax expense, which could have a significant impact on income expense in the third quarter of fiscal 2022.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2022 was $150.8 million, or $1.50 per share on a diluted basis, as compared with $19.2 million, or $0.19 per share on a diluted basis, in the second quarter of fiscal 2021.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2022 was $262.1 million, or $2.60 per share on a diluted basis, as compared with $0.3 million, or $0.00 per share on a diluted basis, in the first six months of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2022, the Company used $263.2 million of cash flow for operations compared to $207.4 million of cash generated from operations in the first six months of fiscal 2021. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $631.0 million during the first six months of fiscal 2022, including increases in accounts receivable of $558.7 million and in inventories of $359.8 million both to support sales growth in the first six months of fiscal 2022, and a decrease in accrued expenses and other of $41.1 million, partially offset by an increase in accounts payable of $328.6 million. Comparatively, cash generated from working capital and other was $57.3 million during the first six months of fiscal 2021, including an increase in accounts payable of $130.8 million, and a decrease in inventories of $51.2 million, partially offset by an increase in accounts receivable of $94.8 million, and a decrease in accrued expenses and other of $29.8 million.

Cash Flow from Financing Activities

During the first six months of fiscal 2022, the Company received net proceeds of $190.4 million under the Securitization Program, and $109.7 million under the Credit Facility. During the first six months of fiscal 2022, the Company paid dividends on common stock of $47.6 million and repurchased $45.6 million of common stock.

During the first six months of fiscal 2021, the Company received net proceeds of $11.8 million under the Securitization Program and made a net repayment of $239.4 million under the Credit Facility. During the first six months of fiscal 2021, the Company paid dividends on common stock of $41.5 million.

Cash Flow from Investing Activities

During the first six months of fiscal 2022, the Company used $22.1 million for capital expenditures compared to $30.0 million for capital expenditures in the first six months of fiscal 2021. Additionally, during the first six months of fiscal 2022, the $67.6 million received from other investing activities was substantially all related to the liquidation of Company owned life insurance policies. During the first six months of fiscal 2021, the Company paid $18.4 million for an asset acquisition.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of January 1, 2022. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of January 1, 2022, and July 3, 2021.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2022 was $90.2 million.

As an alternative form of financing outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are recorded within “Interest and other financing expenses, net” and were not material.

Liquidity

The Company held cash and cash equivalents of $167.8 million as of January 1, 2022, of which $106.4 million was held outside the United States. As of July 3, 2021, the Company held cash and cash equivalents of $199.7 million, of which $150.5 million was held outside of the United States.

As of the end of the second quarter of fiscal 2022, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.2 million in letters of credit issued under the Credit Facility, and $213.3 million outstanding under the Securitization Program, resulting in approximately $1.49 billion of total availability as of January 1, 2022. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the second quarter and first six months of fiscal 2022, the Company had an average daily balance outstanding of approximately $520.3 million and $436.7 million, respectively, under the Credit Facility and approximately $275.7 million and $207.6 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $379.7 million in cash flows for operating activities over the trailing four fiscal quarters ended January 1, 2022.

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

As of January 1, 2022, the Company may repurchase up to an aggregate of $423.1 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the second quarter of fiscal 2022, the Company repurchased $35.3 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2022, the Board of Directors approved a dividend of $0.24 per share, which resulted in $23.7 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of January 1, 2022, approximately 80% of the Company’s debt bears interest at a fixed rate and 20% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.8 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2022.

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

During the second quarter of fiscal 2022, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 3, 2021, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of January 1, 2022, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2022, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October 3 – October 30	249,905	$37.49	249,905	$449,120,000
October 31 – November 27	176,081	$39.10	176,081	$442,234,000
November 28 – January 1	495,481	$38.52	495,481	$423,148,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1*	Amendment No. 2 to the Amended and Restated Credit Agreement, dated December 21, 2021, among Avnet, Inc., Avnet Holding Europe BVBA and Bank of America, N.A., as administrative agent.

10.2	Avnet, Inc. 2021 Stock Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 28, 2022

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer