Form 10-Q
period 2022-04-02
AVNET INC
filed 2022-04-29
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

As of April 20, 2022, the total number of shares outstanding of the registrant’s Common Stock was 97,681,729 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2,	July 3,
	2022	2021

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$199,457	$199,691
Receivables	4,164,573	3,576,130
Inventories	3,680,821	3,236,837
Prepaid and other current assets	172,792	150,763
Total current assets	8,217,643	7,163,421
Property, plant and equipment, net	323,420	368,452
Goodwill	805,384	838,105
Intangible assets, net	15,975	28,539
Operating lease assets	245,149	265,988
Other assets	174,102	260,917
Total assets	$9,781,673	$8,925,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$424,182	$23,078
Accounts payable	2,968,845	2,401,357
Accrued expenses and other	616,079	572,457
Short-term operating lease liabilities	56,682	58,346
Total current liabilities	4,065,788	3,055,238
Long-term debt	922,041	1,191,329
Long-term operating lease liabilities	216,609	239,838
Other liabilities	320,515	354,833
Total liabilities	5,524,953	4,841,238
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 97,980,213 shares and 99,601,393 shares, respectively	97,980	99,601
Additional paid-in capital	1,644,715	1,622,160
Retained earnings	2,799,792	2,516,170
Accumulated other comprehensive loss	(285,767)	(153,747)
Total shareholders’ equity	4,256,720	4,084,184
Total liabilities and shareholders’ equity	$9,781,673	$8,925,422

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands, except per share amounts)
Sales	$6,488,143	$4,916,714	$17,938,055	$14,307,945
Cost of sales	5,675,110	4,348,364	15,752,295	12,712,262
Gross profit	813,033	568,350	2,185,760	1,595,683
Selling, general and administrative expenses	512,364	463,092	1,499,904	1,376,333
Russian-Ukraine conflict related expenses (Note 2)	26,261	—	26,261	—
Restructuring, integration and other expenses	—	17,574	5,272	55,943
Operating income	274,408	87,684	654,323	163,407
Other (expense) income, net	(469)	4,779	858	(16,052)
Interest and other financing expenses, net	(25,914)	(22,342)	(70,388)	(66,128)
Income before taxes	248,025	70,121	584,793	81,227
Income tax expense (benefit)	64,608	(37,363)	139,237	(26,532)
Net income	$183,417	$107,484	$445,556	$107,759

Earnings per share:
Basic	$1.86	$1.08	$4.50	$1.09
Diluted	$1.84	$1.07	$4.44	$1.08

Shares used to compute earnings per share:
Basic	98,659	99,542	99,113	99,125
Diluted	99,486	100,247	100,296	100,013
Cash dividends paid per common share	$0.26	$0.21	$0.74	$0.63

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands)
Net income	$183,417	$107,484	$445,556	$107,759
Other comprehensive income, net of tax:
Foreign currency translation and other	(66,033)	(65,021)	(144,052)	145,352
Pension adjustments, net	4,009	3,983	12,032	17,589
Total comprehensive income	$121,393	$46,446	$313,536	$270,700

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Translation adjustments and other	—	—	—	—	(29,036)	(29,036)
Pension liability adjustments, net	—	—	—	—	4,012	4,012
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	99,336	1,631,667	2,593,367	(178,771)	4,145,599
Net income	—	—	—	150,821	—	150,821
Translation adjustments and other	—	—	—	—	(48,982)	(48,982)
Pension liability adjustments, net	—	—	—	—	4,010	4,010
Cash dividends	—	—	—	(23,749)	—	(23,749)
Repurchases of common stock	(921)	(921)	—	(34,421)	—	(35,342)
Stock-based compensation	15	15	10,854	—	—	10,869
Balance, January 1, 2022	98,430	98,430	1,642,521	2,686,018	(223,743)	4,203,226
Net income	—	—	—	183,417	—	183,417
Translation adjustments and other	—	—	—	—	(66,033)	(66,033)
Pension liability adjustments, net	—	—	—	—	4,009	4,009
Cash dividends	—	—	—	(25,612)	—	(25,612)
Repurchases of common stock	(1,101)	(1,101)	—	(44,031)	—	(45,132)
Stock-based compensation	651	651	2,194	—	—	2,845
Balance, April 2, 2022	97,980	$97,980	$1,644,715	$2,799,792	$(285,767)	$4,256,720

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net loss	—	—	—	(18,889)	—	(18,889)
Translation adjustments and other	—	—	—	—	90,373	90,373
Pension liability adjustments, net	—	—	—	—	9,623	9,623
Cash dividends	—	—	—	(20,756)	—	(20,756)
Effects of new accounting principles, net	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	51	51	5,191	—	—	5,242
Balance, October 3, 2020	98,844	98,844	1,599,331	2,367,720	(288,384)	3,777,511
Net income	—	—	—	19,163	—	19,163
Translation adjustments and other	—	—	—	—	120,000	120,000
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,756)	—	(20,756)
Stock-based compensation	18	18	10,814	—	—	10,832
Balance, January 2, 2021	98,862	98,862	1,610,145	2,366,127	(164,401)	3,910,733
Net income	—	—	—	107,484	—	107,484
Translation adjustments and other	—	—	—	—	(65,021)	(65,021)
Pension liability adjustments, net	—	—	—	—	3,983	3,983
Cash dividends	—	—	—	(20,888)	—	(20,888)
Stock-based compensation	627	627	969	—	—	1,596
Balance, April 3, 2021	99,489	$99,489	$1,611,114	$2,452,723	$(225,439)	$3,937,887

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 2,	April 3,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net income	$445,556	$107,759

Non-cash and other reconciling items:
Depreciation	65,719	67,462
Amortization	12,034	35,730
Amortization of operating lease assets	40,298	42,054
Deferred income taxes	1,423	11,510
Stock-based compensation	28,638	22,293
Impairments	—	15,166
Other, net	47,667	7,558
Changes in (net of effects from businesses acquired and divested):
Receivables	(880,957)	(405,700)
Inventories	(549,999)	63,017
Accounts payable	628,822	224,151
Accrued expenses and other, net	141,381	6,526
Net cash flows (used) provided by operating activities	(19,418)	197,526

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	57,400	—
Repayments under senior unsecured credit facility, net	—	(232,347)
Borrowings (repayments) under bank credit facilities and other debt, net	117,982	(2,192)
Repurchases of common stock	(88,952)	—
Dividends paid on common stock	(73,253)	(62,400)
Other, net	(16,853)	(11,455)
Net cash flows used for financing activities	(3,676)	(308,394)

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,679)	(39,001)
Acquisitions of assets and businesses	—	(18,371)
Proceeds from liquidation of Company owned life insurance policies	84,343	—
Other, net	724	6,201
Net cash flows provided (used) for investing activities	51,388	(51,171)

Effect of currency exchange rate changes on cash and cash equivalents	(28,528)	7,750

Cash and cash equivalents:
— decrease	(234)	(154,289)
— at beginning of period	199,691	477,038
— at end of period	$199,457	$322,749

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

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2022 contains 52 weeks compared to fiscal 2021, which contained 53 weeks. As a result, the first nine months of fiscal 2022, contained 39 weeks compared to the first nine months of fiscal 2021, which contained 40 weeks.

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

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU No. 2021-01”), to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance through December 31, 2022. The Company plans to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued and does not currently expect a material impact on the Company’s consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Receivables and Russian-Ukraine conflict related expenses

The Company’s receivables and allowance for credit losses were as follows:

	April 2,	July 3,
	2022	2021

	(Thousands)
Receivables	$4,279,564	$3,664,290
Allowance for Credit Losses	(114,991)	(88,160)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2022 and 2021:

	April 2,	April 3,
	2022	2021

	(Thousands)
Balance at beginning of the period	$88,160	$65,018
Effect of adopting credit loss accounting standard	—	17,205
Credit Loss Provisions	21,746	7,370
Russian-Ukraine conflict Credit Loss Provisions	17,202	—
Credit Loss Recoveries	(300)	(192)
Receivables Write offs	(9,194)	(5,666)
Foreign Currency Effect and Other	(2,623)	2,054
Balance at end of the period	$114,991	$85,789

As a direct and incremental impact associated with the Russian invasion of Ukraine, the Company incurred $26.3 million of expense, primarily related to $17.2 million of credit loss provisions associated with accounts receivable from Russian customers that are no longer considered collectible. The remaining $9.1 million of expenses were related to product write downs and other costs associated with the wind-down of the Company’s business operations in Russia and Ukraine.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended April 2, 2022.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 3, 2021 (1)	$310,582	$527,523	$838,105
Foreign currency translation	(9,057)	(23,664)	(32,721)
Carrying value at April 2, 2022 (1)	$301,525	$503,859	$805,384
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

The following table presents the Company’s acquired intangible assets at April 2, 2022 and July 3, 2021, respectively.

	April 2, 2022			July 3, 2021
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$311,226	$(301,348)	$9,878	$324,416	$(312,392)	$12,024
Trade name	54,569	(49,486)	5,083	57,184	(45,019)	12,165
Technology and other	55,120	(54,106)	1,014	57,809	(53,459)	4,350
	$420,915	$(404,940)	$15,975	$439,409	$(410,870)	$28,539

(1)Acquired amount reduced by impairment of $17,473 from prior fiscal years.

Intangible asset amortization expense was $3.1 million and $5.3 million for the third quarters of fiscal 2022 and 2021, respectively, and $12.0 million and $35.7 million for the first nine months of fiscal 2022 and 2021, respectively.

The following table presents the estimated future amortization expense for the remainder of fiscal 2022 and the next five fiscal years (in thousands):

Fiscal Year
Remainder of fiscal 2022	$3,059
2023	6,428
2024	3,176
2025	1,472
2026	1,472
2027	368
Total	$15,975

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	April 2,	July 3,	April 2,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Other short-term debt and accounts receivable securitization program	0.99%	1.24%	$74,182	$23,078
Public notes due December 2022	4.88%	—	350,000	—
Short-term debt			$424,182	$23,078

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	April 2,	July 3,	April 2,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	1.19%	—	$80,300	$—
Credit Facility (due June 2023)	—	—	—	—
Public notes due:
December 2022	—	4.88%	—	350,000
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
Other long-term debt	0.00%	1.22%	157	1,185
Long-term debt before discount and debt issuance costs			930,457	1,201,185
Discount and debt issuance costs – unamortized			(8,416)	(9,856)
Long-term debt			$922,041	$1,191,329

In August 2021, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.09 billion and $717.4 million at April 2, 2022, and July 3, 2021, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. Interest on borrowings is calculated using a one-month LIBOR rate plus a spread of 0.75%. The facility fee on the unused balance of the facility is up to 0.35%.

The Company has a five-year $1.25 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in June 2023. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of April 2, 2022, and July 3, 2021.

As of April 2, 2022, and July 3, 2021, there were $1.2 million and $1.3 million, respectively, in letters of credit issued under the Credit Facility.

As of April 2, 2022, the carrying value and fair value of the Company’s total debt was $1.35 billion and $1.35 billion, respectively. At July 3, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.30 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

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

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021
Operating lease cost	$17,220	$18,608	$52,196	$55,105
Variable lease cost	6,853	5,584	19,704	17,296
Total lease cost	$24,073	$24,192	$71,900	$72,401

Future minimum operating lease payments as of April 2, 2022, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2022	$18,447
2023	62,316
2024	45,467
2025	35,680
2026	30,059
Thereafter	135,164
Total future operating lease payments	327,133
Total imputed interest on operating lease liabilities	(53,842)
Total operating lease liabilities	$273,291

Other information pertaining to operating leases consists of the following:

	Nine Months Ended
	April 2,	April 3,
	2022	2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.8	9.2
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended
	April 2,	April 3,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$43,109	$44,219
Operating lease assets obtained from new operating lease liabilities	25,897	36,150

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other expense, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of April 2, 2022, and July 3, 2021. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	April 2,	July 3,
	2022	2021

	(Thousands)
Prepaid and other current assets	$22,660	$15,722
Accrued expenses and other	21,850	23,994

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands)
Net derivative financial instrument loss	$(8,777)	$(2,574)	$(24,560)	$(13,201)

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

As of April 2, 2022, and July 3, 2021, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

During the first nine months of fiscal 2021, the Company recorded a gain on legal settlement of $8.2 million, which is classified as a component of Restructuring, integration and other expenses.

8. Income taxes

The Company’s effective tax rate on its income before taxes was 26.0% in the third quarter of fiscal 2022. During the third quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.

During the third quarter of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 53.3%. The Company’s effective tax rate was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes and (ii) decreases to valuation allowances, partially offset by (iii) increases to unrecognized tax benefit reserves.

For the first nine months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.8%. The effective tax rate for the first nine months of fiscal 2022 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) increases to valuation allowances.

During the first nine months of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 32.7%. The effective tax rate for the first nine months of fiscal 2021 was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes, (ii) decreases to valuation allowances, and (iii) the mix of income in lower tax jurisdictions, partially offset by (iv) increases to unrecognized tax benefit reserves.

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization. The Company has determined there is no material impact of the regulations to the Company’s financial position.

The Company has established a full valuation allowance against its deferred tax assets in the United States. As a result of improved profitability in the United States, primarily due to the performance of the Company’s Americas business, the Company expects to release the valuation allowance established in the United States in the fourth quarter of fiscal 2022. As a result, the discrete tax benefit from the release of the valuation allowance will reduce the effective tax rate for fiscal 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands)
Service cost	$3,752	$3,938	$11,255	$11,813
Total net periodic pension cost within selling, general and administrative expenses	3,752	3,938	11,255	11,813

Interest cost	3,947	3,976	11,841	11,928
Expected return on plan assets	(12,284)	(12,421)	(36,852)	(37,261)
Amortization of prior service cost	1	75	3	226
Recognized net actuarial loss	4,085	5,151	12,257	15,453
Total net periodic pension benefit within other expense, net	(4,251)	(3,219)	(12,751)	(9,654)

Net periodic pension (benefit) cost	$(499)	$719	$(1,496)	$2,159

The Company made $12.0 million of contributions during the first nine months of fiscal 2022 and expects to make additional contributions to the Plan of $2.0 million in the fourth quarter of fiscal 2022.

10. Shareholders’ equity

Share repurchase program

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the third quarter ended April 2, 2022, the Company repurchased 1.1 million shares under this program for a total cost of $45.1 million. As of April 2, 2022, the Company had $378.0 million remaining under its share repurchase authorization.

Common stock dividend

In February 2022, the Company’s Board of Directors approved a dividend of $0.26 per common share and dividend payments of $25.6 million were made in March 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands, except per share data)
Numerator:
Net income	$183,417	$107,484	$445,556	$107,759

Denominator:
Weighted average common shares for basic earnings per share	98,659	99,542	99,113	99,125
Net effect of dilutive stock-based compensation awards	827	705	1,183	888
Weighted average common shares for diluted earnings per share	99,486	100,247	100,296	100,013
Basic earnings per share	$1.86	$1.08	$4.50	$1.09
Diluted earnings per share	$1.84	$1.07	$4.44	$1.08
Stock options excluded from earnings per share calculation due to anti-dilutive effect	263	642	311	793

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	April 2,	April 3,
	2022	2021

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$5,393	$5,232
Non-cash Financing Activities:
Unsettled share repurchases	$2,025	—
Supplemental Cash Flow Information:
Interest	$65,514	$61,127
Income tax net payments	111,351	56,135

Included in cash and cash equivalents as of April 2, 2022, and July 3, 2021, was $3.7 million and $3.8 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands)
Sales:
Electronic Components	$6,019,094	$4,520,608	$16,572,940	$13,245,143
Farnell	469,049	396,106	1,365,115	1,062,802
	6,488,143	4,916,714	17,938,055	14,307,945
Operating income:
Electronic Components	$265,017	$118,565	$616,383	$306,927
Farnell	69,817	23,861	179,598	50,412
	334,834	142,426	795,981	357,339
Corporate	(31,091)	(31,885)	(98,016)	(102,114)
Restructuring, integration and other expenses	—	(17,574)	(5,272)	(55,943)
Russian-Ukraine conflict related expenses	(26,261)	—	(26,261)	—
Amortization of acquired intangible assets and other	(3,074)	(5,283)	(12,109)	(35,875)
Operating income	$274,408	$87,684	$654,323	$163,407

Sales, by geographic area:
Americas (1)	$1,627,251	$1,160,973	$4,277,630	$3,468,118
EMEA (2)	2,185,728	1,585,631	5,774,095	4,412,652
Asia/Pacific (3)	2,675,164	2,170,110	7,886,330	6,427,175
Sales	$6,488,143	$4,916,714	$17,938,055	$14,307,945

(1)

Includes sales from the United States of $1.52 billion and $1.08 billion for the third quarters ended April 2, 2022, and April 3, 2021, respectively. Includes sales from the United States of $3.97 billion and $3.24 billion for the first nine months of fiscal 2022 and 2021, respectively.

(2)

Includes sales from Germany and Belgium of $880.5 million and $369.1 million, respectively, for the third quarter ended April 2, 2022; and $2.32 billion and $1.01 billion, respectively, for the first nine months of fiscal 2022. Includes sales from Germany and Belgium of $619.4 million and $276.4 million, respectively, for the third quarter ended April 3, 2021; and $1.71 billion and $825.8 million, respectively, for the first nine months of fiscal 2021.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $823.2 million, $1.17 billion and $354.7 million, respectively, for the third quarter ended April 2, 2022; and $2.51 billion, $3.50 billion and $942.2 million, respectively, for the first nine months of fiscal 2022. Includes sales from China (including Hong Kong), Taiwan and Singapore of $717.7 million, $956.8 million and $249.5 million, respectively, for the third quarter ended April 3, 2021; and $2.02 billion, $2.95 billion and $774.1 million, respectively, for the first nine months of fiscal 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	April 2,	July 3,
	2022	2021

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$122,370	$146,042
EMEA (2)	170,046	185,753
Asia/Pacific	31,004	36,657
Property, plant, and equipment, net	$323,420	$368,452

(1)	Includes property, plant and equipment, net, of $119.1 million and $142.7 million as of April 2, 2022, and July 3, 2021, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $66.7 million, $80.6 million and $18.2 million in Germany, the United Kingdom and Belgium, respectively, as of April 2, 2022; and $77.9 million, $83.5 million and $20.9 million in Germany, the United Kingdom and Belgium, respectively, as of July 3, 2021.

14. Restructuring expenses

During fiscal 2021 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during the first nine months of fiscal 2022 related to the remaining restructuring liabilities established during fiscal 2021 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 3, 2021	$35,099	$4,863	$39,962
Cash payments	(20,031)	(2,465)	(22,496)
Changes in estimates, net	(4,201)	875	(3,326)
Other, principally foreign currency translation	(784)	(94)	(878)
Balance at April 2, 2022	$10,083	$3,179	$13,262

The Company expects the majority of the remaining amounts to be paid by the first half of fiscal 2023.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; risks relating to pandemics or other health-related crisis, including COVID-19; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, duties and taxes, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, natural and weather-related disasters, pandemics and health related crisis, or warehouse modernization and relocation efforts; risks related to cyber-attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations or upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended April 2, 2022, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021. The Company operates on a “52/53 week” fiscal year and fiscal 2022 contains 52 weeks compared to 53 weeks in fiscal 2021. As a result, the first nine months of fiscal 2022 contained 39 weeks and the first nine months of fiscal 2021 contained 40 weeks. This extra week in the first nine months of fiscal 2021, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in the first quarter of fiscal 2021 due to it being a 14-week quarter, as discussed above. Additionally, the Company has adjusted sales for the impact of the termination of the Texas Instruments (“TI”) distribution agreement between fiscal years. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A), (ii) Russian-Ukraine conflict related expenses (see Russian-Ukraine conflict related expenses in this MD&A) and (iii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2022	2021	2022	2021

	(Thousands)
Operating income	$274,408	$87,684	$654,323	$163,407
Restructuring, integration and other expenses	—	17,574	5,272	55,943
Russian-Ukraine conflict related expenses	26,261	—	26,261	—
Amortization of acquired intangible assets and other	3,074	5,283	12,109	35,875
Adjusted operating income	$303,743	$110,541	$697,965	$255,225

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

Results of Operations

Recent Global Events and Uncertainties

In February 2022, Russian forces invaded Ukraine (the “Russian-Ukraine conflict”), and in response, the member countries of NATO initiated a variety of sanctions and export controls targeting Russia and associated entities. The sanctions currently in place limit the Company’s ability to provide goods to Russian customers and banking sanctions effectively negate our ability to collect outstanding receivables; as such, the Company has recorded a full allowance for credit losses against those receivables that are not covered by customer credit insurance as of April 2, 2022. Historically, the Company’s sales and gross profit generated from sales to Russian customers is less than 1% of consolidated sales and consolidated gross profit. See further discussion of the impacts of the Russian-Ukraine conflict on the Company’s results of operations in the third quarter of fiscal 2022 below.

The Company will continue to monitor the situation with the Russian-Ukraine conflict, but does not believe the Company will be able to resume business with Russian customers into the foreseeable future. The Company will continue to monitor and manage the ancillary impact of the Russian-Ukraine conflict on its business, which is primarily related to increased fuel and freight related costs and other potential associated supply chain and inflationary considerations.

Because the situation is rapidly evolving, other impacts are currently unknown and could potentially subject the Company’s business to materially adverse consequences, particularly if the conflict expands to other parts of Europe where the Company operates. Such other impacts could include global economic disruptions, shortages of materials or electronic components, increased shipping costs, increased trade barriers, increased cyberattacks, credit market disruptions, and adverse effects on the Company’s third-party service providers, customers, and suppliers. For a more complete discussion of the risks and uncertainties to which the Company is or may become subject, please refer to Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Executive Summary

Sales of $6.49 billion in the third quarter of fiscal 2022 were 32.0% higher than the prior year third quarter sales of $4.92 billion. Excluding the impact of changes in foreign currency, sales increased 35.7% as compared to sales in the prior year third quarter.

Gross profit margin of 12.5% increased 97 basis points compared to 11.6% in the third quarter of fiscal 2021. This increase is primarily due to strong overall demand for electronic components and improvements in pricing, product and customer mix, and geographic sales mix.

Operating income of $274.4 million was $186.7 million higher than the third quarter of fiscal 2021. Operating income margin was 4.2% in the third quarter of fiscal 2022, as compared to 1.8% in the prior year third quarter. The increase in operating income margin is the result of increases in sales and in gross profit margin, partially offset by an increase in selling, general and administrative expenses. Adjusted operating income margin was 4.7% in the third quarter of fiscal 2022 as compared to 2.3% in the third quarter of fiscal 2021, an increase of 243 basis points. This increase in adjusted operating income margin is primarily due to the increases in sales and gross profit margin, partially offset by increases in selling, general and administrative expenses.

Sales

Reported sales were the same as organic sales in the third quarter and first nine months of fiscal 2022. The following table presents the reconciliation of reported sales to organic sales for the third quarter and first nine months of fiscal 2021 by geographic region and by operating group.

	Quarter Ended			Nine Months Ended
	Sales
	As Reported		Organic		Estimated			Organic
	and		Sales	Sales	Extra	Organic		Sales
	Organic	TI Sales	Adj for TI	As Reported	Week in	Sales	TI Sales	Adj for TI
	Q3-Fiscal	Q3-Fiscal	Q3-Fiscal	Q3-Fiscal	Fiscal	Q3-Fiscal	Q3-Fiscal	Fiscal
	2021	2021(1)	2021(1)	2021	2021(2)	2021	2021(1)	2021(1)

	(Thousands)
Avnet	$4,916,714	$1,659	$4,915,055	$14,307,945	$306,000	$14,001,945	$292,212	$13,709,733
Avnet by region
Americas	$1,160,973	$416	$1,160,557	$3,468,118	$77,000	$3,391,118	$82,885	$3,308,233
EMEA	1,585,631	483	1,585,148	4,412,652	97,000	4,315,652	124,232	4,191,420
Asia	2,170,110	760	2,169,350	6,427,175	132,000	6,295,175	85,095	6,210,080
Avnet by operating group
EC	$4,520,608	$1,659	$4,518,949	$13,245,143	$284,000	$12,961,143	$292,212	$12,668,931
Farnell	396,106	—	396,106	1,062,802	22,000	1,040,802	—	1,040,802

___________

(1)	Sales adjusted for the impact of the termination of the Texas Instruments (“TI”) distribution agreement.
(2)	The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.

The following table presents reported and organic sales growth rates for the third quarter and first nine months of fiscal 2022 as compared to fiscal 2021 by geographic region and by operating group.

	Quarter Ended			Nine Months Ended
		Sales	Organic					Organic
		As Reported	Sales		Sales		Organic	Sales
	Sales	and Organic	Adj for TI		As Reported		Sales	Adj for TI
	as Reported	Year-Year %	Year-Year %	Sales	Year-Year %	Organic	Year-Year %	Year-Year %
	and Organic	Change in	Change in	As Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Constant	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	Currency(1)	% Change	Currency	% Change	Currency	Currency(1)
Avnet	32.0%	35.7%	35.7%	25.4%	26.9%	28.1%	29.6%	32.4%
Avnet by region
Americas	40.2%	40.2%	40.2%	23.3%	23.3%	26.1%	26.1%	29.3%
EMEA	37.9	47.6	47.7	30.9	35.0	33.8	38.0	42.1
Asia	23.3	24.5	24.5	22.7	23.3	25.3	25.9	27.6
Avnet by operating group
EC	33.2%	36.9%	36.9%	25.1%	26.7%	27.9%	29.5%	32.5%
Farnell	18.4	21.8	21.8	28.4	28.6	31.2	31.3	31.3

___________

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement.

Sales of $6.49 billion for the third quarter of fiscal 2022 were up $1.57 billion, or 32.0%, from the prior year third quarter sales of $4.92 billion. Sales in constant currency in the third quarter of fiscal 2022 increased by 35.7% year over year, reflecting sales growth in both operating groups across all regions driven by strong demand globally for electronic components.

EC sales of $6.02 billion in the third quarter of fiscal 2022 increased $1.50 billion or 33.2% from the prior year third quarter sales of $4.52 billion. On an organic basis, EC sales increased 36.9% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to improvements in overall stronger market demand, especially in the transportation and industrial sectors.

Farnell sales for the third quarter of fiscal 2022 were $469.0 million, an increase of $72.9 million or 18.4% from the prior year third quarter sales of $396.1 million. Sales in constant currency increased 21.8% year over year. These increases were primarily a result of increased market demand in all three regions.

Sales for the first nine months of fiscal 2022 were $17.94 billion, an increase of $3.63 billion as compared to sales of $14.31 billion for the first nine months of fiscal 2021. The increase in sales is primarily the result of increased sales in both operating groups across all regions driven by strong demand globally for electronic components.

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

Gross Profit

Gross profit for the third quarter of fiscal 2022 was $813.0 million, an increase of $244.7 million, or 43.1%, from the third quarter of fiscal 2021 gross profit of $568.4 million. Gross profit margin increased to 12.5% or 97 basis points from the third quarter of fiscal 2021 gross profit margin of 11.6%, driven by increases in gross profit margin in both operating groups. Sales in the higher gross profit margin western regions represented approximately 59% of sales in the third quarter of fiscal 2022, as compared to 56% during the third quarter of fiscal 2021.

Gross profit and gross profit margin was $2.19 billion and 12.2%, respectively, for the first nine months of fiscal 2022 as compared with $1.60 billion and 11.2%, respectively, for the first nine months of fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $512.4 million in the third quarter of fiscal 2022, an increase of $49.3 million, or 10.6%, from the third quarter of fiscal 2021. The year-over-year increase in SG&A expenses was primarily due to increases in costs to support sales growth and to a lesser extent increased costs related to inflation.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2022, SG&A expenses were 7.9% of sales and 63.0% of gross profit, as compared with 9.4% and 81.5%, respectively, in the third quarter of fiscal 2021. The decrease in SG&A expenses as a percentage of sales and gross profit primarily results from operating leverage created from higher sales, increases in gross profit margin, and lower amortization expense, partially offset by increases in SG&A expenses primarily to support sales volumes.

SG&A expenses for the first nine months of fiscal 2022 were $1.50 billion, or 8.4% of sales, as compared with $1.38 billion, or 9.6% of sales, in the first nine months of fiscal 2021. SG&A expenses as a percentage of gross profit for the first nine months of fiscal 2022 were 68.6% as compared with 86.3% in the first nine months of fiscal 2021. The decrease in SG&A expenses as a percentage of sales and gross profit primarily results from operating leverage created from higher sales, increase in gross profit margin, and lower amortization expense, partially offset by increases in SG&A expenses primarily to support sales volumes.

Russian-Ukraine Conflict Related Expenses

The Company incurred $26.3 million of costs associated with the Russian-Ukraine conflict in the third quarter of fiscal 2022, primarily comprised of $17.2 million of expense for credit loss reserves for trade accounts receivable from Russian customers that are no longer considered collectible. The remaining expense is primarily related to product write-downs for Russia based customers and other Russian business operation wind-down costs.

Restructuring, Integration, and Other Expenses

The Company did not incur any restructuring, integration and other expenses during the third quarter of fiscal 2022. During the first nine months of fiscal 2022, the Company recorded restructuring, integration and other expenses of $5.3 million, substantially all of which was related to integration costs.

Operating Income

Operating income for the third quarter of fiscal 2022 was $274.4 million, an increase of $186.7 million, from the third quarter of fiscal 2021 operating income of $87.7 million. Adjusted operating income for the third quarter of fiscal 2022 was $303.7 million, an increase of $193.2 million, or 174.8%, from the third quarter of fiscal 2021. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and in gross profit margin, partially offset by an increase in SG&A expenses.

EC operating income margin increased 178 basis points year over year to 4.4% and Farnell operating income margin increased 886 basis points year over year to 14.9%.

Operating income for the first nine months of fiscal 2022 was $654.3 million, an increase of $490.9 million, from the operating income of $163.4 million during the first nine months of fiscal 2021. Adjusted operating income for the first nine months of fiscal 2022 was $698.0 million, an increase of $442.7 million, or 173.5%, from the first nine months of fiscal 2021. The year-over-year increase in adjusted operating income was primarily driven by the increase in sales and in gross profit margin.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the third quarter of fiscal 2022 was $25.9 million, an increase of $3.6 million, or 16.0%, as compared with interest and other financing expenses of $22.3 million in the third quarter of fiscal 2021. Interest and other financing expenses in the first nine months of fiscal 2022 was $70.4 million, an increase of $4.3 million, or 6.4%, as compared with interest and other financing expenses of $66.1 million in the first nine months of fiscal 2021. The increases in interest and other financing expenses in the third quarter and first nine months of fiscal 2022 compared to the third quarter and first nine months of fiscal 2021 is primarily a result of higher outstanding borrowings during fiscal 2022 as compared to fiscal 2021.

During the third quarter of fiscal 2022, the Company had $0.5 million of other expense as compared with $4.8 million of other income in the third quarter of fiscal 2021. During the first nine months of fiscal 2022, the Company had $0.9 million of other income as compared with $16.1 million of other expense in the first nine months of fiscal 2021. The year-over-year differences in other expense was primarily due to the equity investment impairment expense included in the other expense in the first nine months of fiscal 2021, and differences in foreign currency exchange rates between the third quarters and first nine months of fiscal 2022 and fiscal 2021.

Income Tax

The Company’s effective tax rate on its income before taxes was 26.0% in the third quarter of fiscal 2022. During the third quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.

During the third quarter of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 53.3%. The Company’s effective tax rate was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes and (ii) decreases to valuation allowances, partially offset by (iii) increases to unrecognized tax benefit reserves.

For the first nine months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.8%. The effective tax rate for the first nine months of fiscal 2022 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) increases to valuation allowances.

During the first nine months of fiscal 2021, the Company’s effective tax rate on its income before taxes was a benefit of 32.7%. The effective tax rate for the first nine months of fiscal 2021 was favorably impacted primarily by (i) the tax benefit arising from the reduction in value of certain businesses for income tax purposes, (ii) decreases to valuation allowances, and (iii) the mix of income in lower tax jurisdictions, partially offset by (iv) increases to unrecognized tax benefit reserves.

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization. The Company has determined there is no material impact of the regulations to the Company’s financial position.

The Company has established a full valuation allowance against its deferred tax assets in the United States. As a result of improved profitability in the United States, primarily due to the performance of the Company’s Americas business, the Company expects to release the valuation allowance established in the United States in the fourth quarter of fiscal 2022. As a result, the discrete tax benefit from the release of the valuation allowance will reduce the effective tax rate for fiscal 2022.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2022 was $183.4 million, or $1.84 per share on a diluted basis, as compared with $107.5 million, or $1.07 per share on a diluted basis, in the third quarter of fiscal 2021.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2022 was $445.6 million, or $4.44 per share on a diluted basis, as compared with $107.8 million, or $1.08 per share on a diluted basis, in the first nine months of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2022, the Company used $19.4 million of cash flow for operations compared to $197.5 million of cash generated from operations in the first nine months of fiscal 2021. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $660.8 million during the first nine months of fiscal 2022, including increases in accounts receivable of $881.0 million, and in inventories of $550.0 million both to support sales growth in the first nine months of fiscal 2022, partially offset by increases in accounts payable of $628.8 million, and in accrued expenses and other of $141.4 million. Comparatively, cash used for working capital and other was $112.0 million during the first nine months of fiscal 2021, including an increase in accounts receivable of $405.7 million, offset by a decrease in inventories of $63.0 million, increases in accounts payable of $224.2 million, and accrued expenses and other of $6.5 million.

Cash Flow from Financing Activities

During the first nine months of fiscal 2022, the Company received net proceeds of $57.4 million under the Securitization Program, and $118.0 million under the other short-term debt. During the first nine months of fiscal 2022, the Company paid dividends on common stock of $73.3 million and repurchased $89.0 million of common stock.

During the first nine months of fiscal 2021, the Company made a net repayment of $232.3 million under the Credit Facility and paid dividends on common stock of $62.4 million.

Cash Flow from Investing Activities

During the first nine months of fiscal 2022, the Company used $33.7 million for capital expenditures compared to $39.0 million for capital expenditures in the first nine months of fiscal 2021. During the first nine months of fiscal 2022, the Company received $84.3 million from investing activities related to the liquidation of Company owned life insurance policies. During the first nine months of fiscal 2021, the Company paid $18.4 million for an asset acquisition.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of April 2, 2022. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of April 2, 2022, and July 3, 2021.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2022 was $74.3 million.

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

Liquidity

The Company held cash and cash equivalents of $199.5 million as of April 2, 2022, of which $114.1 million was held outside the United States. As of July 3, 2021, the Company held cash and cash equivalents of $199.7 million, of which $150.5 million was held outside of the United States.

As of the end of the third quarter of fiscal 2022, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $1.2 million in letters of credit issued under the Credit Facility, and $80.3 million outstanding under the Securitization Program, resulting in approximately $1.62 billion of total availability as of April 2, 2022. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the third quarter and first nine months of fiscal 2022, the Company had an average daily balance outstanding of approximately $694.6 million and $522.7 million, respectively, under the Credit Facility and approximately $266.9 million and $227.3 million, respectively, under the Securitization Program.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $126.0 million in cash flows for operating activities over the trailing four fiscal quarters ended April 2, 2022.

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

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable, will be sufficient to meet its future liquidity needs. The Company may also renew or replace expiring debt arrangements, including the $350 million of Notes due December 2022, in the future and management believes the Company will have adequate access to capital markets, if needed. The Company has historically generated operating cash flows and believes it will have the ability to do so in the future.

As of April 2, 2022, the Company may repurchase up to an aggregate of $378.0 million of shares of the Company’s common stock through a $2.95 billion share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the third quarter of fiscal 2022, the Company repurchased $45.1 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2022, the Board of Directors approved a dividend of $0.26 per share, which resulted in $25.6 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of April 2, 2022, approximately 89% of the Company’s debt bears interest at a fixed rate and 11% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $0.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2022.

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

During the third quarter of fiscal 2022, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 3, 2021, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 2, 2022, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Company’s Board of Directors amended the Company’s existing share repurchase program, increasing the cumulative total of authorized share repurchases to $2.95 billion of the Company’s common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the third quarter of fiscal 2022, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
January 2 – January 29	233,762	$40.07	233,762	$413,781,000
January 30 – February 26	315,842	$40.64	315,842	$400,945,000
February 27 – April 2	550,800	$41.63	550,800	$378,015,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1*

Amendment No. 5 to the Fourth Amended and Restated Receivables Purchase Agreement, dated January 10, 2022, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto.

10.2*	Avnet, Inc. 2021 Stock Compensation and Incentive Plan.

10.3*	Form of Awards under the Avnet, Inc. 2021 Stock Compensation and Incentive Plan: (a) Form of Award Letter for Restricted Stock Units Award
(b) Form of Award Letter for Performance Stock Units Award
(c) Form of Award Letter for Nonqualified Stock Option Award.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: April 29, 2022

AVNET, INC.

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer