Form 10-K
period 2022-07-02
AVNET INC
filed 2022-08-12
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2022

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,024,669,419.

As of July 29, 2022, the total number of shares outstanding of the registrant’s Common Stock was 94,667,636 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 17, 2022, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global technology distributor and solutions provider that has served customers’ evolving needs for more than a century. Avnet supports customers at each stage of a product’s lifecycle, from idea to design and from prototype to production. Avnet’s position at the center of the technology value chain enables it to accelerate the design and supply stages of product development so customers can realize revenue faster. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

Avnet serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and original design manufacturers (“ODMs”).

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

Within the EC operating group for 2022, net sales of approximately 80% consist of semiconductor products, approximately 17% consist of interconnect, passive, and electromechanical components, approximately 2% consist of computers, and approximately 1% consist of other products and services.

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

Within the Farnell operating group for 2022, net sales of approximately 21% consist of semiconductor products, approximately 51% consist of interconnect, passive, and electromechanical components, approximately 7% consist of computers, and approximately 21% consist of other products and services.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from no single supplier exceeded 10% of consolidated sales during fiscal years 2022, 2021 and 2020. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement products, as well as maintenance, repair and operations (MRO) products.

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Millions)
Semiconductors	$18,380.2	$14,722.8	$13,440.3
Interconnect, passive & electromechanical (IP&E)	4,639.1	3,649.0	3,146.0
Computers	663.2	640.6	572.0
Other	628.2	522.3	476.0
Sales	$24,310.7	$19,534.7	$17,634.3

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

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, with the exception of an impact on consolidated results from shifts in geographic sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year, which impact gross profit and operating income margins as a result of such seasonal geographic sales mix changes.

Human Capital

The Company highly values its employees, and recognizes their significant contributions to the success of the Company. The Company invests in its global workforce to drive diversity and inclusion; provide fair and market-competitive pay and benefits; foster employee development for future opportunities within the company; promote employees health and safety; and obtain employees’ feedback to better understand employees’ experiences and identify opportunities. Its core values of integrity, customer focus, ownership, teamwork and inclusiveness establish the foundation on which its culture is built and are key expectations of its employees. The Company believes that its culture and commitment to its employees are vital in its ability to attract, motivate and retain exceptional talent.

Additional information regarding the Company’s Human Capital programs, initiatives, and metrics can be found on its website as well as in its Sustainability Reports accessible on its website. The Sustainability Reports and other information contained on the Company’s website are neither part of nor incorporated by reference into this Annual Report.

Number of Employees

As of July 2, 2022, the Company’s global workforce totaled approximately 15,300 employees across 48 countries. Broken down by geographic region, approximately 4,500 employees are in the Americas, 6,600 employees in EMEA, and 4,200 employees in the Asia as of July 2, 2022.

Diversity, Equity and Inclusion (“DEI”)

The Company’s DEI Vision is to have (i) an employee population that reflects the diverse communities in which they live, work, and do business, and (ii) an organizational culture which seeks out varying perspectives that allow the best ideas to come to light and help the Company achieve and maximize business success. The Company recognizes that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, veteran status, cultural background, or religious beliefs. The Company’s commitment to diversity is evidenced by the makeup of its Board of Directors and its employees. As of July 2, 2022, the Board was 45% racially and ethnically diverse, and 27% women, and its global employees were over 45% women.

To oversee inclusion efforts, the Company created the Global DEI Council, which is made up of 20 individuals who represent various business units and corporate functions. The council meets regularly and engages with colleagues across the Company to connect DEI initiatives to the Company’s broader business strategy. In addition, for fiscal 2022 and 2021, executive’s annual incentive compensation included an ESG non-financial performance goal to demonstrate the Company’s ESG commitment.

In furtherance of DEI goals, the Company conducts listen-and-learn sessions on a variety of DEI topics, which promote meaningful discussions and allow employees to better understand and support each other. These group conversations are open to the entire Company, and are regularly attended by senior leaders, including the CEO. During fiscal 2022, five sessions were conducted covering Black History Month, Allyship and Gender Partnership in the Workplace, Autism, Women and Bias, and Gender Inclusivity. The Company also supports employee-led Employee Resource Groups (ERGs) that are open to all employees and provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and support each other in personal and career development. There are two ERGs for Black and women employees, and a third ERG for Hispanic and Latino employees is being formed. Additionally, the Company maintains an official culture and diversity calendar and publishes articles on its intranet to celebrate events and holidays around the world. In fiscal 2022, the Company’s employees celebrated International Women’s Day by holding a global event with external speakers discussing gender bias. Since 2020, Juneteenth, which commemorates the official end of slavery in the United States and the emancipation of Black slaves, has been an official company-paid holiday for employees in the United States, a year before the federal government recognized it officially.

The Company provided unconscious bias training to its top 500 leaders, and is developing a suitable training for all employees. DEI education topics are regularly presented at the company-wide quarterly town hall, team and leadership meetings, and through internal webinars and podcasts open to all employees.

The Company employs diversity initiatives to ensure women and minorities are considered for its internship program and leadership roles, and attempts to utilize inclusive recruitment practices to attract and source diverse talent and mitigate potential bias. It has formed partnerships with ABILITYJobs, an employment website for people with disabilities, and Diversity Jobs, a recruiting and employment website with a network of niche sites for Black, Latinx, Asians, Native Americans, women, veterans, people with disabilities, people over age fifty, and LGBTQIA+ community. The Company has built new relationships with college career services departments and diversity-based student organizations such as YearUp, and attends multiple diversity, veteran, disability, and college job fairs.

The Company further undertakes DEI initiatives to improve its supplier and vendor diversity and support businesses with a Minority, Women or Veteran Business Enterprise (MWVBE) designation. For example, it provides opportunities regarding underwriting and other active roles in the Company’s capital-raising activities and short-term investments. In the area of procurement, the Company is exploring the possibility of dual sourcing as a strategy to give entry to MWVBE suppliers and vendors. For fiscal 2022, the Company began capturing its procurement diversity spend in the United States.

The Company continues to support women in the electronics industry, and has been a member of the Arizona Technology and Diversity Council since 2021. In addition, the Company’s CEO and another Company leader serve on the advisory board of Women in Electronics. It has participated in McKinsey’s “Women in the Workplace” study for the last six years, and has conducted for the past two years an industry-wide Women in Engineering Survey with results published annually on Farnell’s website.

Pay Equity, Benefits and Wellness

The Company strives to pay all its employees fairly, without regard to gender, race, or other personal characteristics, and competitively to attract, retain and incentivize talent. The Company sets pay ranges based on market data and considers factors such as an employee’s role, experience, tenure, job location, and job performance. Depending on the position, the Company uses a combination of fixed and variable pay including base salary, incentive awards, commissions, and merit increases. In addition, as part of its long-term incentive plan for certain employees, the Company provides share-based compensation to align employee’s interests with shareholders. The Company reviews its compensation practices, both in terms of its overall workforce and individual employees, to help ensure that pay remains fair and equitable.

The Company also offers a wide array of benefits that support employees’ physical, financial, and emotional well-being. Benefits include health benefits for eligible full-time and part-time U.S. employees and dependents, such as medical, behavioral, dental, vision, pharmacy, fertility and transgender coverage as well as disability and life insurance coverage. The Company offers time-off benefits, including paid family care leave for both hourly and salaried employees; a pension plan benefit for U.S. employees after one year of service; a 401(k) plan for employees to contribute towards their retirement goals; and an employee stock purchase plan that allows employees to purchase Company shares at a discount. In Canada and the United States, the Company provides education financial assistance for employees who wish to pursue undergraduate or graduate education to further their career development, and a scholarship program for their dependents.

The Company offers all employees resources for living well through its THRIVE program, which offers resources, information, benefits and assistance to support overall well-being covering the following topics: (1) Mind & Body: physical and mental health, fitness and well-being; (2) Career: professional growth, skills, and development; (3) Money: total rewards, retirement planning and money management; and (4) Connection: community, networks, and social interests. An online wellness platform offers an interactive way to accomplish personal and financial goals and rewards employees for completing well-being activities. Further, the Company’s Employee Assistance Program (EAP) offers all employees free professional and confidential counseling for personal and work-related issues, life coaching, and mindfulness coaching, and runs webinars on a variety of mental health and well-being topics.

The Company also looks for creative benefits that provide needed support to employees. For example, in the United States, the Company covers six months rental of a SNOO Smart Sleeper Bassinet to new parents to help them rest and keep babies safe. In response to the COVID-19 pandemic, the Company added a short-term employee loan program to assist employees during the difficult time. Further, as employees return to work, the Company expanded its flexible, hybrid work model to allow employees in certain functions or roles to work remotely during part of the week.

Development and Training

The Company provides development opportunities and training to empower employees to grow and reach their career potential. The performance management process provides ongoing performance and development goals and discussions between employees and their leaders. Through the HR Now portal, the Company provides career development training and tools so employees can create a development plan. In addition, the Company offers a range of learning resources including face-to-face, virtual, and online training, as well as mentoring and coaching programs. Training programs for all employees include LinkedIn Learning and Business Book Summaries which cover a variety of technical, business, interpersonal, and leadership topics. Lead2Achieve and InsideOut Coaching are available for leaders to develop skills in effective goal-setting, coaching, feedback, and development. The Company’s annual compliance training includes business ethics and anti-corruption, and the Company offers training on various other topics including life skills, health and safety, environmental awareness, discrimination, and diversity.

Health and Safety

The Company strives to create workspaces and practices that foster a safe and secure work environment. As such, it provides comprehensive health and safety training to employees relevant to their specific work functions. The training is part of a continual improvement process and focuses on identified risks. In fiscal 2022, the Company created the position of Global Director of Environment, Health and Safety, to improve alignment and consistency of policies and procedures globally and increase ISO certifications at operational facilities. During fiscal 2022, the total injuries requiring medical treatment continued to decline as noted below:

Total Injuries requiring medical treatment (1)
FY2022	43 total injuries	0 fatalities
FY2021	63 total injuries	0 fatalities
FY2020	72 total injuries	0 fatalities
FY2019	84 total injuries	0 fatalities
(1)	Injuries reported meeting OSHA/local industrial injuring reporting requirements at major Avnet and Farnell global facilities.

In response to the COVID-19 pandemic, the Company formed a COVID-19 emergency response team with senior management level representation from each region. The team leads and coordinates the Company’s overall response and communications with its global workforce. The Company implemented various measures that it determined were in the best interest of its employees’ health and safety, and in alignment with government legislation and guidance from key health authorities. These measures included work-from-home arrangements and additional safety measures for essential employees who continued to work on site, such as body temperature checks, face masks requirements, sanitization measures, social distancing where possible, split work-shifts on a rotated basis, enhanced facility cleanings, and expanded health and safety training. The Company regularly issued e-newsletters titled “COVID-19: What you need to know” that included regional updates, health and safety information, related business strategy changes, and useful resources for all employees. It also communicated guidance for employees returning to the office. Further, during fiscal 2021 and 2022, the Company increased paid sick leave allowances to mitigate earning gaps for hourly employees who contracted COVID-19 or needed to isolate after possible exposure to prevent the spread among its employees.

Employee Engagement

The Company engages with its employees and encourages open and direct feedback through employee engagement surveys. Through such surveys, the Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to improve the work environment, increase employee satisfaction, and strengthen its culture. In fiscal 2022, the Company conducted one global employee engagement survey and achieved completion by 56% of its employees. Based on feedback received, the Company has included more explanations around leadership decisions during its quarterly town hall and senior management meetings and broadened the application of incentive pay structures for director-level employees.

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

Risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements include the risk factors discussed below, but may also include risks and uncertainties not presently known to the Company or that management does not currently consider material. Such factors make the Company’s operating results for future periods difficult to predict and, therefore, prior results do not necessarily indicate results in future periods except as disclosed. Some of the risks disclosed below may have already occurred, but not to a degree that management considers material unless otherwise noted. Any of the below factors, or any other factors discussed elsewhere in this Report, may have an adverse effect on the Company’s financial condition, operating results, prospects, and liquidity. Similarly, the price of the Company’s common stock is subject to volatility due to fluctuations in general market conditions; actual financial results that do not meet the Company’s or the investment community’s expectations; changes in the Company’s or the investment community’s expectations for the Company’s future results, dividends or share repurchases; and other factors, many of which are beyond the Company’s control.

Business and Operations Risks

Changes in customer needs and consumption models

Changes in customer product demands and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make it difficult to predict and timely react to such changes, including those relating to product capacity and lead times. Also, future downturns or supply chain challenges, including in the semiconductor and embedded solutions industries, could adversely affect the Company’s relationships with its customers, operating results, and profitability.

Specifically, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. The Russia-Ukraine conflict and the COVID-19 pandemic have led, and may continue to lead, to shortages, extended lead times, and unpredictability in the supply of certain semiconductors and other electronic components. In reaction, customers may over order to ensure sufficient inventory, which, when the shortage lessens, may result in order cancellations and decreases. In cases where customers have entered into non-cancellable/ non-returnable orders, customers may not be able or willing to carry out the terms of the orders. The Company’s prices to customers depend on many factors, including product availability, supplier costs, and competitive pressures. In fiscal 2022, pricing to customers increased due to higher costs from suppliers, as well as higher freight and other costs. However, the Company may not be able to maintain higher prices to customers in the future. As product becomes more available, customer and competitive pressures may lower prices to customers, which could reduce the Company’s margins. In addition, the Company may be unable to increase prices to customers to offset higher internal costs, which could also reduce margins. During fiscal 2022, 2021, and 2020, sales of semiconductors represented approximately 76%, 75%, and 76% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

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

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2022, there were no Company suppliers that accounted for 10% or more of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

Shortages of products or loss of a supplier may negatively affect the Company’s business and relationships with its customers, as customers depend on the Company’s timely delivery of technology hardware and software from the industry’s leading suppliers. In addition, shifts in suppliers’ strategies, or performance and delivery issues, may negatively affect the Company’s financial results. These conditions make it more difficult to manage the Company’s business and predict future performance. The competitive landscape has also experienced a consolidation among suppliers and capacity constraints, which could negatively impact the Company’s profitability and customer base.

Further, if key suppliers modify the terms of their contracts (including, without limitation, terms regarding price protection, rights of return, order cancellation rights, delivery commitments, rebates, or other terms that protect or enhance the Company’s gross margins), it could negatively affect the Company’s results of operations, financial condition, or liquidity. Due to recent global shortages of semiconductors, some suppliers have increased the amount of non-cancellable/ non-returnable orders, which may limit the Company’s ability to adjust down its inventory levels in the event of market downturns. The Company may attempt to limit associated risks by passing such terms on to its customers, but this may not be possible.

Risks related to international operations

During fiscal 2022, 2021, and 2020 approximately 77%, 78% and 75%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

●	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
●	foreign currency and interest rate fluctuations;
●	non-compliance with foreign and domestic data privacy regulations, business licensing requirements, environmental regulations, and anti-corruption laws, the failure of which could result in severe penalties including monetary fines and criminal proceedings;
●	non-compliance with foreign and domestic import and export regulations and adoption or expansion of trade restrictions, including technology transfer restrictions, additional license, permit or authorization requirements for shipments, specific company sanctions, new and higher duties, tariffs or surcharges, or other import/export controls;
●	complex and changing tax laws and regulations;
●	regulatory requirements and prohibitions that differ between jurisdictions;
●	economic and political instability, terrorism, military conflicts (including the Russia-Ukraine conflict), or civilian unrest;
●	fluctuations in freight costs (both inbound and outbound), limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
●	natural disasters (including as a result of climate change), pandemics, and other public health crises;
●	differing employment practices and labor issues; and
●	non-compliance with local laws.

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

Tariffs, trade restrictions, and sanctions resulting from international trade disputes, changes in trade policies, or military conflicts may adversely affect the Company’s sales and profitability. For example, the U.S. government imposed several trade policies, rules, and restrictions applicable to China and Hong Kong. In addition, in response to the Russian-Ukraine conflict, the United States, the European Union, the United Kingdom, and numerous other countries initiated a variety of sanctions, export restrictions, currency controls and other restrictions against Russia. The Chinese and Russian governments have responded in kind with restrictions, sanctions, and other measures. These actions have resulted in losses; increased costs, including increased costs of procuring certain products the Company purchases from its suppliers; shortages of materials and electronic components; increased expenses such as energy, fuel, and freight costs, which may not be possible to pass on to customers; increased cyber security attacks; credit market disruptions; and inflation, which may impact the Company’s sales, customer demand for certain products, access to certain markets, and profits. In addition, increased operational expenses incurred in minimizing the number of products subject to the tariffs could adversely affect the Company’s operating profits. Neither U.S. tariffs nor any retaliatory tariffs imposed by other countries on U.S. goods have yet had a material impact, but any future actions or escalations that affect trade relations could materially affect the Company’s sales and results of operations.

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

Internal information systems failures

The Company depends on its information systems to facilitate its day-to-day operations and to produce timely, accurate, and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, including systems from acquired businesses, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s systems. These IT projects are extremely complex, in part because of wide ranging processes, use of on-premise and cloud environments, and the Company’s business operations. The Company may not always succeed at these efforts. Implementation or integration difficulties may adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, IT projects may not achieve the expected efficiencies and cost savings, which could negatively impact the Company’s financial results. A failure of any of these information systems (including due to power losses, computer and telecommunications failures, cyber security incidents, or manmade or natural disasters), or material difficulties in upgrading these information systems, could have an adverse effect on the Company’s business, internal controls, and reporting obligations under federal securities laws.

Logistics disruptions

The Company’s global logistics services are operated through specialized and centralized distribution centers around the globe, some of which are outsourced. The Company also depends almost entirely on third-party transportation service providers to deliver products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason (such as information technology upgrades and operating issues, warehouse modernization and relocation efforts, natural disasters, pandemics and other public health crises, geopolitical instability, military conflicts or terrorist attacks) or significant disruptions of services from the Company’s third-party transportation providers (such as transportation constraints due to labor shortages, disruptions to ports and other shipping infrastructures, border closures, other travel or health-related restrictions, and increased transportation costs related to gas price increases and shortages) could cause a delay in expected cost savings or an increase in expenses, which may not be possible to pass on to customers. In addition, as the Company continues to increase capacity at various distribution centers, it may experience operational challenges, increased costs, decreased efficiency, and customer delivery delays and failures. Such operational challenges could have an adverse impact on the Company’s business partners, and on the Company’s business, operations, financial performance, and reputation.

Data security and privacy threats

Threats to the Company’s data and information technology systems (including cyber security attacks such as phishing and ransomware) are becoming more frequent and sophisticated. Threat actors have successfully breached the Company’s systems and processes in various ways, and such cyber security breaches expose the Company to significant potential liability and reputational harm. Cyber security attacks have not yet materially impacted the Company’s data (including data about customers, suppliers, and employees) or the Company’s operations, financial condition, or data security, but future attacks could have a material impact. Threat actors seek unauthorized access to intellectual property, or confidential or proprietary information regarding the Company, its customers, its business partners, or its employees. They deploy malicious software programs that exploit security vulnerabilities, including ransomware designed to encrypt the Company’s files so an attacker may demand a ransom for restored access. They also seek to misdirect money, sabotage data and systems, takeover internal processes, and induce employees or other system users to disclose sensitive information, including login credentials. In addition, some Company employees continue to work from home on a full-time or hybrid basis, which increases the Company’s vulnerability to cyber and other information technology risks. Further, the Company’s business partners and service providers, such as suppliers, customers, and hosted solution providers, pose a security risk because their own security systems or infrastructure may become compromised.

The Company seeks to protect and secure its systems and information, prevent and detect evolving threats, and respond to threats as they occur. Measures taken include implementing and enhancing information security controls such as enterprise-wide firewalls, intrusion detection, endpoint protection, email security, disaster recovery, vulnerability management, and cyber security training for employees to enhance awareness of general security best practices, financial fraud, and phishing. Despite these efforts, the Company may not always be successful. Threat actors frequently change their techniques and, consequently, the Company may not always promptly detect the existence or scope of a security breach. As these types of threats grow and evolve, the Company may make further investments to protect its data and information technology infrastructure, which may impact the Company’s profitability. The Company’s insurance coverage for protecting against cyber-attacks may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company may be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, data privacy, data localization, and data protection. Failure to comply with such requirements could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations, as well as subject the Company to significant fines, litigation losses, third-party damages, and other liabilities.

Financial Risks

Inventory value decline

The electronic components and integrated products industries are subject to rapid technological change, new and enhanced products, changes in customer needs, and changes in industry standards and regulatory requirements, which can cause the Company’s inventory to decline in value or become obsolete. Regardless of the general economic environment, prices may decline due to a decrease in demand or an oversupply of products, which may increase the risk of declines in inventory value. Many of the Company’s suppliers offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), but such policies may not fully compensate for the loss. Also, suppliers may not honor such agreements, some of which are subject to the supplier discretion. In addition, most Company sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there are contracts, such contracts are generally terminable at will upon notice. Unforeseen product developments, inventory value declines, or customer cancellations may adversely affect the Company’s business, results of operations, financial condition, or liquidity.

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

As of July 2, 2022, the Company had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

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

Financing covenants and restrictions may limit management discretion

The agreements governing the Company’s financing, including its credit facility, accounts receivable securitization program, and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability, and the ability of certain subsidiaries, to:

●	grant liens on assets;

●	make restricted payments (including, under certain circumstances, paying dividends on, redeeming or repurchasing common stock);
●	make certain investments;
●	merge, consolidate, or transfer all, or substantially all, of the Company’s assets;
●	incur additional debt; or
●	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, the Company may be limited in the future in how it conducts its business and may be unable to raise additional debt, repurchase common stock, pay a dividend, compete effectively, or make further investments.

Tax law changes and compliance

As a multinational corporation, the Company is subject to the tax laws and regulations of the United States and many foreign jurisdictions. From time to time, governments enact or revise tax laws or regulations, including changes in the interpretation of such laws, that may adversely affect the Company’s cash flow and effective tax rate.

Many countries are adopting provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development (“OECD”) and supported by the United States. The project aims to standardize and modernize global corporate tax policy, including with regard to tax rate increases and adopting a global minimum tax. In October 2021, a substantial majority of the OECD’s participating countries and jurisdictions agreed to introduce a 15% global minimum corporate tax rate that would apply to companies with revenue over a set threshold. Furthermore, many countries are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred assets and liabilities. These provisions, if enacted, individually or as a whole, may negatively impact taxation of international business.

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

Constraints on internal controls

Effective internal controls are necessary for the Company to provide reliable financial reports, safeguard its assets, and prevent and detect fraud. If the Company cannot do so, its brand and operating results could be harmed. Internal controls over financial reporting are intended to prevent and detect material misstatements in its financial reporting and material fraudulent activity, but are limited by human error, circumventing or overriding controls, and fraud. As a result, the Company may not identify all material activity or all immaterial activity that could aggregate into a material misstatement. Therefore, even effective internal controls cannot guarantee that financial statements are wholly accurate or prevent all fraud and loss of assets. Management continually evaluates the effectiveness of the design and operation of the Company’s internal controls. However, if the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved internal controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed. Additionally, the Company may be subject to sanctions or investigations by regulatory authorities, or the Company could fail to meet its reporting obligations, all of which could have an adverse effect on its business or the market price of the Company’s securities.

Acquisition expected benefits shortfall

The Company has made, and expects to continue to make, strategic acquisitions or investments globally to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with the Company’s historical operations. Such risks include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired, incurring potential impairment charges on acquired goodwill and other intangible assets, and diverting management’s attention from existing business operations. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not successfully integrate the acquired businesses, or the integration may be more difficult, costly, or time-consuming than anticipated. Further, any litigation relating to a potential acquisition will increase expenses associated with the acquisition or cause a delay in completing the acquisition, which may impact the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing compliance issues or deficiencies, or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all of the anticipated benefits from its acquisitions, which could adversely affect the Company’s financial performance.

Legal and Regulatory Risks

Legal proceedings costs and damages

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

Environmental regulations non-compliance

The Company is subject to various federal, state, local, and foreign laws and regulations addressing environmental and other impacts from industrial processes, waste disposal, carbon emissions, use of hazardous materials in products and operations, recycling products, and other related matters. While the Company strives to fully comply with all applicable regulations, certain of these regulations impose liability without fault. Additionally, the Company may be held responsible for the prior activities of an entity it acquired. Failure to comply with these regulations could result in substantial costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Future environmental laws and regulations may become more stringent over time, imposing greater compliance costs, and increasing risks, penalties and reputational harm associated with violations.

General Risk Factors

Negative impacts of a pandemic or other health crisis on economy, operations, and financial results

A pandemic, epidemic or other health related crisis could negatively impact the global economy, disrupt global supply chains, increase demand uncertainty, constrain workforce participation, disrupt logistics and distribution systems, and create significant volatility and disruption of financial markets, which could negatively impact the operations of the Company and its customers and suppliers. Such crises could also result in or heighten the risks of customer bankruptcies, customer delayed or defaulted payments, delays in product deliveries, restrictions on access to financial markets, and other risk factors described in the Company’s Annual Report. Due to the COVID-19 pandemic, even though the Company has not yet experienced any material disruption to its upstream supply chain and many of its distribution centers remain operational under business continuity plans, it has experienced increased logistics costs, product demand fluctuations, product pricing challenges, longer lead times, reduction in global distribution center utilization, and shipping delays. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on the Company’s business, its employees, product supply and demand, results of operations, and financial condition, and to what extent the Company’s actions to mitigate such impacts will be successful and sufficient.

Economic and geopolitical uncertainty

The Company’s financial results, operations, and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for its products and services, and the financial condition of its customers and suppliers. Economic weakness and geopolitical uncertainty (including the uncertainty caused by military conflicts; pandemics, epidemics, and other health related crises; and international trade disputes) have resulted, and may result in the future, in decreased sales, margins, and earnings. Economic weakness and geopolitical uncertainty may also lead the Company to impair assets (including goodwill, intangible assets, and other long-lived assets), implement restructuring actions, and reduce expenses in response to decreased sales or margins.

The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility, which may negatively impact the Company’s results. Economic weakness and geopolitical uncertainty also make it more difficult for the Company to manage inventory levels (including when customers decrease orders, cancel existing orders, or are unable to fulfill their obligations under non-cancelable/ non-return orders) and collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity, higher financing costs and increased pressure on cash flows.

Further, an increase in or prolonged period of inflation could affect the Company’s profitability and cash flows, due to higher wages, higher operating expenses, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers, which may result in lower gross profit margins. In addition, Inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and the Company’s ability to offer credit and collect receivables.

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

Employee retention and hiring constraints

Identifying, hiring, training, developing, and retaining qualified and engaged employees is critical to the Company’s success, and competition for experienced employees in the Company’s industry can be intense. Restrictions on immigration or changes in immigration laws, including visa restrictions, may limit the Company’s acquisition of key talent, including talent with diverse experience, background, ability, and perspectives. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. In addition, as global opportunities and industry demands shift, and as the Company expands its offerings, the Company may encounter challenges in realigning, training, and hiring skilled personnel. Through organizational design activities, the Company periodically eliminates positions due to restructurings or other reasons, which may risk the Company’s brand reputation as an employer of choice and negatively impact the Company’s ability to hire and retain qualified personnel. Also, position eliminations may negatively impact the morale of employees who are not terminated, which could result in work stoppages or slowdowns, particularly where employees are represented by unions or works councils. If these circumstances occur, the Company’s business, financial condition, and results of operations could be seriously harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 1.8 million and 4.0 million square feet of space, respectively, of which approximately 28% is in the United States. The following table summarizes certain of the Company’s key facilities:

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

Item 3. Legal Proceedings

Pursuant to SEC regulations, including but not limited to Item 103 of Regulation S-K, the Company regularly assesses the status of and developments in pending legal proceedings to determine whether any such proceedings should be identified specifically in this discussion of legal proceedings, and has concluded that no particular pending legal proceeding requires public disclosure. Based on the information known to date, management believes that the Company has appropriately accrued in its consolidated financial statements for its share of the estimable costs of legal proceedings.

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

Record Holders

As of July 29, 2022, there were 1,464 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and TD Synnex Corporation). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 7/1/2017 and tracks it through 7/2/2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc., the NASDAQ Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
7/1/17
6/30/18
6/29/19
6/27/20
7/3/21
7/2/22
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 7/1/17 in stock or 6/30/17 in index, including reinvestment of dividends.
Index calculated on month-end basis.

	7/1/2017	6/30/2018	6/29/2019	6/27/2020	7/3/2021	7/2/2022
Avnet, Inc.	$100	$112.35	$120.76	$71.17	$112.17	$121.36
Nasdaq Composite	100	123.60	133.22	169.11	245.60	188.07
Peer Group	100	98.48	98.60	91.26	186.62	165.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock. The authorization amount includes the amount remaining under the previous share repurchase plan approved in August 2011, as last amended in August 2019. The new plan was publicly announced on June 6, 2022. The following table includes the Company’s monthly purchases of the Company’s common stock during the fourth quarter of fiscal 2022, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April 3 – April 30	472,600	$38.63	472,600	$359,757,000
May 1 – May 28	421,198	$46.75	421,198	$595,698,000
May 29 – July 2	1,485,475	$43.36	1,485,475	$531,286,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2022 contains 52 weeks compared to 53 weeks in fiscal 2021 and 52 weeks in fiscal 2020. The extra week, which occurred in the first quarter of fiscal 2021, impacts the year-over-year analysis in this MD&A.

The discussion of the Company’s results of operations includes references to the impact of foreign currency translation. When the U.S. Dollar strengthens and the stronger exchange rates are used to translate the results of operations of Avnet’s subsidiaries denominated in foreign currencies, the result is a decrease in U.S. Dollars of reported results. Conversely, when the U.S. Dollar weakens, the weaker exchange rates result in an increase in U.S. Dollars of reported results. In the discussion that follows, results excluding this impact, primarily for subsidiaries in EMEA and Asia, are referred to as “constant currency.”

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. In addition, fiscal 2021 sales are adjusted for the estimated impact of the extra week of sales in fiscal 2021 due to it being a 53-week year, as discussed above. Additionally, the Company has adjusted sales for the impact of the termination of the TI distribution agreement between fiscal years. Sales taking into account these adjustments are referred to as “organic sales.”
●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) goodwill and long-lived asset impairment expense, (iii) Russian-Ukraine conflict related expenses (see Russian-Ukraine conflict related expenses in this MD&A), and (vi) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income (loss) to adjusted operating income is presented in the following table:

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Operating income (loss)	$939,011	$281,408	$(4,628)
Restructuring, integration and other expenses	5,272	84,391	81,870
Goodwill and intangible asset impairment expense	—	—	144,092
Russian-Ukraine conflict related expenses	26,261	—	—
Amortization of acquired intangible assets and other	15,038	41,245	81,555
Adjusted operating income	$985,582	$407,044	$302,889

Management believes that providing this additional information is useful to financial statement users to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business both including and excluding these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, results presented in accordance with GAAP.

Results of Operations

Recent Global Events and Uncertainties

In February 2022, Russian forces invaded Ukraine (“Russian-Ukraine conflict”), and in response, the member countries of NATO initiated a variety of sanctions and export controls targeting Russia and associated entities. The sanctions currently in place limit the Company’s ability to provide goods to Russian customers and banking sanctions significantly negate our ability to collect outstanding receivables; as such, the Company has recorded an allowance for credit losses against those receivables that are not covered by customer credit insurance as of July 2, 2022. Historically, the Company’s sales and gross profit generated from sales to Russian customers is less than 1% of consolidated sales and consolidated gross profit. See further discussion of the impacts of the Russian-Ukraine conflict on the Company’s results of operations in fiscal 2022 below.

Executive Summary

Sales for fiscal 2022 were $24.31 billion, an increase of 24.5% from fiscal 2021 sales of $19.53 billion. Excluding the impact of changes in foreign currency, sales increased 27.2% as compared to sales in the prior year. This increase in sales was predominately driven by sales growth in both operating groups across all regions driven by strong demand and pricing globally for electronic components.

Gross profit margin of 12.2% increased 73 basis points compared to 11.5% in fiscal 2021. This increase is primarily due to strong overall demand for electronic components and improvements in pricing, product, customer mix, and geographic sales mix.

Operating income of $939.0 million was $657.6 million higher than fiscal 2021. Operating income margin was 3.9% in fiscal 2022, as compared to 1.4% in fiscal 2021. The increase in operating income margin is the result of increases in sales and in gross profit margin, partially offset by an increase in selling, general and administrative expenses to support sales growth. Adjusted operating income margin was 4.1% in fiscal 2022 as compared to 2.1% in fiscal 2021, an increase of 197 basis points. This increase in adjusted operating income margin is primarily due to the increases in sales and gross profit margin, partially offset by increases in selling, general and administrative expenses to support sales growth.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	July 2,	% of	July 3,	% of	June 27,	% of	2022 to	2021 to
	2022	Total	2021	Total	2020	Total	2021	2020

	(Dollars in millions)
Sales by Operating Group:
EC	$22,503.3	92.6%	$18,030.5	92.3%	$16,340.1	92.7%	24.8%	10.3%
Farnell	1,807.4	7.4	1,504.2	7.7	1,294.2	7.3	20.2	16.2
	$24,310.7		$19,534.7		$17,634.3

Sales by Geographic Region:
Americas	$5,896.0	24.3%	$4,662.5	23.9%	$4,755.3	27.0%	26.5%	(2.0)%
EMEA	7,838.1	32.2	6,149.9	31.5	5,753.4	32.6	27.5	6.9
Asia	10,576.6	43.5	8,722.3	44.6	7,125.6	40.4	21.3	22.4
Total Avnet	$24,310.7		$19,534.7		$17,634.3

Reported sales were the same as organic sales in fiscal 2022. The table below provides the reconciliation of reported sales to organic sales for fiscal 2021 by region and operating group.

					Organic
	Sales		Organic		Sales
	as Reported	Estimated	Sales	TI Sales	Adj for TI
	Fiscal	Extra	Fiscal	Fiscal	Fiscal
	2021	Week(1)	2021	2021(2)	2021(2)

	(Dollars in millions)
Avnet	$19,534.7	$306.0	$19,228.7	$292.2	$18,936.5
Avnet by region
Americas	$4,662.5	$77.0	$4,585.5	$82.9	$4,502.6
EMEA	6,149.9	97.0	6,052.9	124.2	5,928.7
Asia	8,722.3	132.0	8,590.3	85.1	8,505.2
Avnet by operating group
EC	$18,030.5	$284.0	$17,746.5	$292.2	$17,454.3
Farnell	1,504.2	22.0	1,482.2	—	1,482.2
(1)The impact of the additional week of sales in the first quarter of fiscal 2021 is estimated.
(2)	Sales adjusted for the impact of the termination of the TI distribution agreement.

The table below provides reported and organic sales growth rates for fiscal 2022 as compared to fiscal 2021 by region and operating group.

					Organic
		Sales As		Organic	Sales
		Reported		Sales	Adj for TI
	Sales As	Year-Year %	Organic	Year-Year %	Year-Year %
	Reported	Change in	Sales	Change in	Change in
	Year-Year	Constant	Year-Year	Constant	Constant
	% Change	Currency	% Change	Currency	Currency(1)
Avnet	24.5%	27.2%	26.4%	29.2%	31.2%
Avnet by region
Americas	26.5%	26.5%	28.6%	28.6%	31.0%
EMEA	27.5	34.6	29.5	36.8	39.6
Asia	21.3	22.4	23.1	24.3	25.5
Avnet by operating group
EC	24.8%	27.6%	26.8%	29.6%	31.8%
Farnell	20.2	22.2	21.9	24.0	24.0

(1)	Sales growth rates excluding the impact of the termination of the TI distribution agreement.

Avnet’s sales for fiscal 2022 were $24.31 billion, an increase of $4.78 billion, or 24.5%, from fiscal 2021 sales of $19.53 billion. Organic sales in constant currency increased 29.2% year over year, reflecting sales growth in both operating groups across all regions driven by strong demand and pricing globally for electronic components.

EC sales in fiscal 2022 were $22.50 billion, representing a 24.8% increase over fiscal 2021 sales. EC organic sales in constant currency increased 29.6% year over year reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to overall stronger market demand and pricing for electronic components, especially in the transportation and industrial sectors.

Farnell sales in fiscal 2022 were $1.81 billion, an increase of $303.2 million or 20.2% from fiscal 2021 sales of $1.50 billion. Sales in constant currency increased 22.2% year over year. These increases were primarily a result of increased market demand and pricing for the products that Farnell sells.

As a result of the termination of the Company’s distribution agreement between Maxim Integrated Products, Inc. (“Maxim”) and the Electronic Components operating group, the Company may experience lower sales and gross profit in the future if the impact of the termination is not offset by sales growth, gross margin improvements or operating cost reductions. Sales from Maxim products represented less than 3% of total sales in fiscal 2022.

Gross Profit and Gross Profit Margin

Gross profit in fiscal 2022 was $2.97 billion, an increase of $724.8 million, or 32.4%, from fiscal 2021 gross profit of $2.24 billion. Gross profit margin increased to 12.2% in fiscal 2022 or 73 basis points from fiscal 2021 gross profit margin of 11.5%, driven by increases in gross profit margin in both operating groups. Sales in the higher margin western regions represented approximately 56% of sales in fiscal 2022 as compared to 55% during fiscal 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2022 were $1.99 billion, an increase of $120.0 million, or 6.4%, from fiscal 2021. The year-over-year increase in SG&A expenses was primarily due to increases in costs to support sales growth and to a lesser extent increased costs related to inflation, partially offset by lower expenses due to foreign currency translation from the strengthening of the U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2022, SG&A expenses as a percentage of sales were 8.2% and as a percentage of gross profit were 67.3%, as compared with 9.6% and 83.7%, respectively, in fiscal 2021. The decrease in SG&A expenses as a percentage of gross profit is primarily due to the operating leverage created from higher sales, increases in gross profit margin, and lower amortization expense, partially offset by increases in SG&A expenses primarily to support sales volumes.

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

Restructuring, Integration and Other Expenses

During fiscal 2022, the Company recorded restructuring, integration and other expenses of $5.3 million, substantially all of which was related to integration costs.

During fiscal 2021, the Company recorded restructuring, integration and other expenses of $84.4 million consisted of restructuring cost of $59.4 million, integration costs of $35.8 million, offset by a gain on legal settlement of $8.2 million, and a reversal of $2.6 million for changes in estimates for costs associated with prior year restructuring actions.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

Operating income for fiscal 2022 was $939.0 million, an increase of $657.6 million, from fiscal 2021 operating income of $281.4 million. Operating income margin was 3.9% in fiscal 2022 compared to 1.4% in fiscal 2021. Adjusted operating income for fiscal 2022 was $985.6 million, an increase of $578.5 million or 142.1%, from fiscal 2021. Adjusted operating income margin was 4.1% in fiscal 2022 compared to 2.1% in fiscal 2021. The year-over-year increase in adjusted operating income and adjusted operating income margin was primarily driven by the increase in sales and in gross profit margin and lower amortization expense.

Interest and Other Financing Expenses, Net and Other Expense, Net

Interest and other financing expenses for fiscal 2022 was $100.4 million, an increase of $10.9 million, or 12.2%, compared with interest and other financing expenses of $89.5 million in fiscal 2021. The increase in interest and other financing expenses in fiscal 2022 compared to fiscal 2021 was primarily a result of higher outstanding borrowings during fiscal 2022 as compared to fiscal 2021.

In fiscal 2022, the Company had $5.3 million of other expense as compared with $19.0 million of other expense in fiscal 2021. The year-over-year differences in other expense was primarily due to an equity investment impairment expense included in the other expense in the first quarter of fiscal 2021, and differences in foreign currency exchange rates between fiscal 2022 and fiscal 2021.

Income Tax Expense

Avnet’s effective tax rate on its income before income taxes was 16.9% in fiscal 2022. The effective tax rate for fiscal 2022 was favorably impacted primarily by decreases to valuation allowances against deferred tax assets.

For fiscal 2021, the Company’s effective tax rate on its income before income taxes was a benefit of 11.7%. The effective tax rate for fiscal 2021 was favorably impacted primarily by (i) a tax benefit arising from the reduction in fair value of certain businesses, resulting in losses that can be carried back under U.S. tax law and, (ii) the mix of income in lower tax jurisdictions, partially offset by (iii) increases to unrecognized tax benefit reserves.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2022 was $692.4 million, or earnings per share on a diluted basis of $6.94, compared with fiscal 2021 net income of $193.1 million, or earnings per share on a diluted basis of $1.93.

Fiscal 2021 Comparison to Fiscal 2020

For comparison of the Company’s results of operations between fiscal 2021 and fiscal 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021 filed with the SEC on August 13, 2021.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company used $219.3 million of cash from its operating activities in fiscal 2022 as compared to $90.9 million of cash generated in fiscal 2021. These operating cash flows are comprised of: (i) cash flows generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other to support sales growth was $1.09 billion during fiscal 2022, including increases in accounts receivable of $1.13 billion and inventories of $1.22 billion, offset by increases in accounts payable of $1.13 billion and accrued expenses and other of $134.4 million. Comparatively, cash used for working capital and other was $372.5 million during fiscal 2021, including increases in accounts receivable of $615.4 million and inventories of $409.1 million, offset by increases in accounts payable of $621.0 million and accrued expenses and other of $30.9 million.

Cash Flows from Financing Activities

During fiscal 2022, the Company received net proceeds of $300.0 million as a result of the issuance of $300.0 million of 5.50% Notes due May 2032, $274.9 million under the Securitization Program, and $235.0 million from borrowings of various bank credit facilities. During fiscal 2022, the Company repaid $354.3 million of notes, paid dividends on common stock of $98.5 million, and repurchased $184.4 million of common stock.

During fiscal 2021, the Company received net proceeds of $297.7 million as a result of the issuance of $300.0 million of 3.00% Notes due May 2031 and $22.9 million under the Securitization Program. During fiscal 2021, the Company repaid $305.1 million of notes and $231.7 million under the Credit Facility, and paid dividends on common stock of $84.3 million.

Cash Flows from Investing Activities

During fiscal 2022, the Company used $48.9 million for capital expenditures primarily related to warehouse and facilities, and information technology hardware and software costs compared to $50.4 million in fiscal 2021. During fiscal 2022, the Company received $90.4 million from investing activities related to the liquidation of Company owned life insurance policies. During fiscal 2021, the Company used $18.4 million of cash for acquisitions, which is net of the cash acquired.

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

The Company has various lines of credit, financing arrangements and other forms of bank debt in the U.S. and various foreign locations to fund working capital including purchases of inventories, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2022 was $174.6 million.

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

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of July 2, 2022.

Covenants and Conditions

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures, and also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios. The Company was in compliance with all such covenants as of July 2, 2022.

The Company’s Securitization Program contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market, and industry factors. The Company was in compliance with all such covenants as of July 2, 2022.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $153.7 million as of July 2, 2022, of which $60.4 million was held outside the United States. As of July 3, 2021, the Company had cash and cash equivalents of $199.7 million, of which $150.5 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $219.3 million in cash flows for operating activities during the fiscal year ended July 2, 2022, to support the fiscal 2022 sales growth.

Liquidity is subject to many factors, such as normal business operations and general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. To the extent the cash balances held in foreign locations cannot be remitted back to the U.S. in a tax efficient manner, those cash balances are generally used for ongoing working capital, including the need to purchase inventories, capital expenditures and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.

As of July 2, 2022, there were no borrowings outstanding under the Credit Facility, with $1.2 million in letters of credit issued and $297.8 million outstanding under the Securitization Program. During fiscal 2022, the Company had an average daily balance outstanding under the Credit Facility of approximately $541.4 million and $241.4 million under the Securitization Program. As of July 2, 2022, the combined availability under the Credit Facility and the Securitization Program was $1.40 billion. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings. In August 2022, subsequent to the end of fiscal 2022, the Company amended and extended the Credit Facility to expire in August 2027.

The Company has the following contractual obligations outstanding as of July 2, 2022 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$1,622.4	$174.4	$298.0	$550.0	$600.0
Interest expense on long-term debt obligations(2)	364.3	67.5	109.4	71.1	116.3
Operating lease obligations(3)	304.2	61.0	82.3	48.9	112.0

(1)	Includes amounts due within one year and excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2022 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

The Company acquires inventories in the normal course of business throughout the year through the issuance of purchase orders to suppliers. During fiscal 2022, the Company’s cost of sales, substantially all of which related to the underlying purchase of inventories was $21.3 billion and the Company had $4.2 billion of inventories as of July 2, 2022. The Company expects to continue to purchase sufficient inventory to meet its customers’ demands in fiscal year 2023, much of which relates to outstanding purchase orders at the end of fiscal 2022. Outstanding purchase orders with suppliers may be non-cancellable/non-returnable at the point such orders are issued, or may become non-cancellable at some point in the future, typically within 30 days to 90 days from the requested delivery date of inventories. The majority of the purchase orders related to inventories expected to be received during the first quarter of fiscal 2023, are subject to such non-cancellable terms and conditions.

At July 2, 2022, the Company had an estimated liability for income tax contingencies of $134.6 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $1.1 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

As of July 2, 2022, the Company may repurchase up to an aggregate of $531.3 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During fiscal 2022, the Company repurchased $193.3 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2022, the Board of Directors approved a dividend of $0.26 per share, which resulted in $25.2 million of dividend payments during the quarter.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2022 relate to:

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

The Company regularly evaluates inventories for expected customer demand, obsolescence, current market prices, and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the estimated net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances, and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections and stock rotations, estimates are made regarding the net realizable value of inventories. Additionally, assumptions about future demand and market conditions, as well as decisions to discontinue certain product lines, impact the evaluation of whether to write-down inventories. If future demand changes or actual market conditions are less favorable than assumed, then management evaluates whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

Accounting for Income Taxes

Management’s judgment is required in determining income tax expenses and unrecognized tax benefits, in measuring deferred tax assets and liabilities, and valuation allowances recorded against net deferred tax assets. Recovering net deferred tax assets depends on the Company’s ability to generate sufficient future taxable income in certain jurisdictions. In addition, when assessing the need for valuation allowances, the Company considers historic levels and types of income, expectations and risk associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. If the Company determines that it cannot realize all or part of its deferred tax assets in the future, it may record additional valuation allowances against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, if the Company determines that it can realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”), which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU No. 2021-01”), to clarify certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting to apply to derivatives that are affected by the discounting transition. Both ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance through December 31, 2022. The Company plans to adopt ASU 2020-04 and ASU 2021-01 when LIBOR is discontinued and does not currently expect a material impact on the Company’s consolidated financial statements as the Company’s debt agreements already contemplate the discontinuation of LIBOR.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 2, 2022 (dollars in millions):

	Fiscal Year
	2023	2024	2025	2026	2027	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$174.4	$0.2	$—	$550.0	$—	$600.0	$1,324.6
Floating rate debt	$—	$297.8	$—	$—	$—	$—	$297.8
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at July 2, 2022, and July 3, 2021 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at July 2, 2022	at July 2, 2022	at July 3, 2021	July 3, 2021
Liabilities:
Fixed rate debt(1)	$1,324.6	$1,265.8	$1,201.2	$1,291.4
Average interest rate	4.1%		4.3%
Floating rate debt	$297.8	$297.8	$23.1	$23.1
Average interest rate	2.6%		1.2%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies,

which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk, utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than sixty days, but not greater than one year). The Company continues to be exposed to foreign currency risks to the extent they are not hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations, primarily within “Other expense, net.” Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at July 2, 2022, would result in an increase or decrease of approximately $50.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 2 to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

		Page

1.	Consolidated Financial Statements:

	Report of Independent Registered Public Accounting Firm (KPMG LLP, Phoenix, AZ, Auditor Firm ID: 185)	36

	Avnet, Inc. and Subsidiaries Consolidated Financial Statements:

	Consolidated Balance Sheets at July 2, 2022, and July 3, 2021	38

	Consolidated Statements of Operations for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020	39

	Consolidated Statements of Comprehensive Income for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020	40

	Consolidated Statements of Shareholders’ Equity for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020	41

	Consolidated Statements of Cash Flows for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020	42

	Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedule:

	Schedule II (Valuation and Qualifying Accounts) for the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020	80

	Schedules other than that above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 2, 2022 and July 3, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2022 and July 3, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended July 2, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of accounting for income taxes

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognized $156.5 million of deferred tax assets, net and income tax expense of $141.0 million as of and for the year ended July 2, 2022. Additionally, as discussed in Note 9, the Company recognized income taxes receivable of $56.1 million as of July 2, 2022. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

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

Phoenix, Arizona

August 12, 2022

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 2,	July 3,
	2022	2021

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$153,693	$199,691
Receivables	4,301,002	3,576,130
Inventories	4,244,148	3,236,837
Prepaid and other current assets	177,783	150,763
Total current assets	8,876,626	7,163,421
Property, plant and equipment, net	315,204	368,452
Goodwill	758,833	838,105
Intangible assets, net	12,651	28,539
Operating lease assets	227,138	265,988
Other assets	198,080	260,917
Total assets	$10,388,532	$8,925,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$174,422	$23,078
Accounts payable	3,431,683	2,401,357
Accrued expenses and other	591,020	572,457
Short-term operating lease liabilities	54,529	58,346
Total current liabilities	4,251,654	3,055,238
Long-term debt	1,437,400	1,191,329
Long-term operating lease liabilities	199,418	239,838
Other liabilities	307,300	354,833
Total liabilities	6,195,772	4,841,238
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 95,701,630 shares and 99,601,393 shares, respectively	95,702	99,601
Additional paid-in capital	1,656,907	1,622,160
Retained earnings	2,921,399	2,516,170
Accumulated other comprehensive loss	(481,248)	(153,747)
Total shareholders’ equity	4,192,760	4,084,184
Total liabilities and shareholders’ equity	$10,388,532	$8,925,422

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands, except per share amounts)
Sales	$24,310,708	$19,534,679	$17,634,333
Cost of sales	21,345,317	17,294,049	15,570,877
Gross profit	2,965,391	2,240,630	2,063,456
Selling, general and administrative expenses	1,994,847	1,874,831	1,842,122
Goodwill and long-lived asset impairment expense	—	—	144,092
Russian-Ukraine conflict related expenses	26,261	—	—
Restructuring, integration and other expenses	5,272	84,391	81,870
Operating income (loss)	939,011	281,408	(4,628)
Other expense, net	(5,302)	(19,006)	(2,215)
Interest and other financing expenses, net	(100,375)	(89,473)	(122,742)
Income (loss) before taxes	833,334	172,929	(129,585)
Income tax expense (benefit)	140,955	(20,185)	(98,504)
Net income (loss)	$692,379	$193,114	$(31,081)

Earnings (loss) per share:
Basic	$7.02	$1.95	$(0.31)
Diluted	$6.94	$1.93	$(0.31)

Shares used to compute earnings per share:
Basic	98,662	99,258	100,474
Diluted	99,819	100,168	100,474
Cash dividends paid per common share	$1.00	$0.85	$0.84

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Net income (loss)	$692,379	$193,114	$(31,081)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(324,139)	152,678	(56,682)
Pension adjustments, net	(3,362)	81,955	(27,659)
Total comprehensive income (loss)	$364,878	$427,747	$(115,422)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 2, 2022, July 3, 2021 and June 27, 2020

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2019	104,038	$104,038	$1,573,005	$2,767,469	$(304,039)	$4,140,473
Net loss	—	—	—	(31,081)	—	(31,081)
Translation adjustments and other	—	—	—	—	(56,682)	(56,682)
Pension liability adjustments, net of tax of $362	—	—	—	—	(27,659)	(27,659)
Cash dividends ($0.84 per share)	—	—	—	(83,975)	—	(83,975)
Repurchases of common stock	(5,870)	(5,870)	—	(230,568)	—	(236,438)
Stock-based compensation	625	625	21,135	—	—	21,760
Balance, June 27, 2020	98,793	98,793	1,594,140	2,421,845	(388,380)	3,726,398
Net income	—	—	—	193,114	—	193,114
Translation adjustments and other	—	—	—	—	152,678	152,678
Pension liability adjustments, net of tax of $2,483	—	—	—	—	81,955	81,955
Cash dividends ($0.85 per share)	—	—	—	(84,309)	—	(84,309)
Effects of new accounting principles	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	808	808	28,020	—	—	28,828
Balance, July 3, 2021	99,601	99,601	1,622,160	2,516,170	(153,747)	4,084,184
Net income	—	—	—	692,379	—	692,379
Translation adjustments and other	—	—	—	—	(324,139)	(324,139)
Pension liability adjustments, net of tax of $582	—	—	—	—	(3,362)	(3,362)
Cash dividends ($1.00 per share)	—	—	—	(98,490)	—	(98,490)
Repurchases of common stock	(4,676)	(4,676)	—	(188,660)	—	(193,336)
Stock-based compensation	777	777	34,747	—	—	35,524
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$692,379	$193,114	$(31,081)

Non-cash and other reconciling items:
Depreciation	87,367	90,884	101,100
Amortization	14,959	41,033	81,139
Amortization of operating lease assets	52,881	56,782	60,656
Deferred income taxes	(52,513)	14,650	(34,264)
Stock-based compensation	36,738	29,339	26,832
Impairments	—	15,166	159,346
Other, net	34,116	22,512	31,343
Changes in (net of effects from businesses acquired and divested):
Receivables	(1,132,039)	(615,353)	221,486
Inventories	(1,218,871)	(409,075)	266,791
Accounts payable	1,131,225	620,973	(106,990)
Accrued expenses and other, net	134,448	30,924	(46,176)
Net cash flows (used) provided by operating activities	(219,310)	90,949	730,182

Cash flows from financing activities:
Issuance of notes, net of discounts	299,973	297,660	—
Repayments of public notes	(354,336)	(305,077)	(302,038)
Borrowings (repayments) under accounts receivable securitization, net	274,900	22,900	(227,300)
Borrowings (repayments) under senior unsecured credit facility, net	—	(231,680)	223,058
Borrowings (repayments) under bank credit facilities and other debt, net	235,047	(2,789)	(2,123)
Repurchases of common stock	(184,382)	—	(237,842)
Dividends paid on common stock	(98,490)	(84,309)	(83,975)
Other, net	(16,653)	(10,718)	(14,330)
Net cash flows provided (used) for financing activities	156,059	(314,013)	(644,550)

Cash flows from investing activities:
Purchases of property, plant and equipment	(48,900)	(50,363)	(73,516)
Acquisitions of assets and businesses	—	(18,381)	(51,509)
Proceeds from liquidation of Company owned life insurance policies	90,384	—	—
Other, net	9,815	7,548	(9,992)
Net cash flows provided (used) for investing activities	51,299	(61,196)	(135,017)

Effect of currency exchange rate changes on cash and cash equivalents	(34,046)	6,913	(19,682)

Cash and cash equivalents:
— decrease	(45,998)	(277,347)	(69,067)
— at beginning of period	199,691	477,038	546,105
— at end of period	$153,693	$199,691	$477,038

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

Reclassifications — Certain prior period amounts have been reclassified or combined to conform to the current period presentation.

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2022 and 2020 contains 52 weeks compared to 53 weeks in fiscal 2021. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Receivables, predominately comprised of trade accounts and are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. The Company estimates the allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. Adjustments to historical loss information are made for differences in current receivable specific risk characteristics, such as changes in customer behavior, economic and industry changes, or other relevant factors. Expected credit losses are estimated on a pooled basis when similar risk characteristics exist.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 16 years. The Company’s equipment leases are primarily for automobiles, distribution center equipment and office equipment, which are not material to the consolidated financial statements.

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

Foreign currency translation — The assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rates in effect at each balance sheet date, with the related translation adjustments reported as a separate component of shareholders’ equity and comprehensive income (loss). Results of operations are translated using the average exchange rates prevailing throughout the reporting period. Transactions denominated in currencies other than the functional currency of the Avnet subsidiaries that are party to the transactions are remeasured at exchange rates in effect at each balance sheet date or upon settlement of the transaction. Gains and losses from such remeasurements are recorded in the consolidated statements of operations as a component of “Other expense, net.”

Income taxes — The Company follows the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the estimated future tax impact of differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized within income tax expense in the period in which the new tax rate is enacted. Based upon historical and estimated levels of future taxable income and analysis of other key factors, the Company may increase or decrease a valuation allowance against its deferred tax assets, as deemed necessary, to adjust such assets to their estimated net realizable value.

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

Revenue recognition — Revenue is recognized at the point at which control of the underlying products are transferred to the customer, which includes determining whether products are distinct and separate performance obligations. For electronic component and related product sales, transfer of control to the customer generally occurs upon product shipment, but it may occur at a later date depending on the agreed upon sales terms (such as delivery at the customer's designated location, or when products that are consigned at customer locations are consumed). In limited instances, where products are not in stock and delivery times are critical, product is purchased from the supplier and drop-shipped to the customer. The Company typically takes control of the products when shipped by the supplier and then recognizes revenue when control of the product transfers to the customer. The Company does not have material product warranty obligations, because the assurance type product warranties provided by the component manufacturers are passed through to the Company’s customers.

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

The company has contracts with certain customers where the company's performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements primarily relate to the sale of supplier software services and supply chain services for the coordination, holding and delivery of inventory for which the company does not assume the risks and rewards of ownership.

Sales tax and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue. The Company accounts for shipping and handling of product as a fulfillment activity. The Company does not have any payment terms that exceed one year from the point it has satisfied the related performance obligations. Tariffs are included in sales as the company has enforceable rights to additional consideration to cover the cost of tariffs. Other taxes imposed by governmental authorities on the company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Vendor allowances and consideration — Consideration received from suppliers for price protection, product rebates, marketing/promotional activities, or any other programs are recorded when earned (under the terms and conditions of such supplier programs) as adjustments to product costs or selling, general and administrative expenses, depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs require management to make estimates and may extend over multiple periods.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2022, 2021, and 2020, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at July 2, 2022, due to the short-term nature of these assets and liabilities. At July 2, 2022, and July 3, 2021, the Company had $5.4 million and $3.8 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments — See Note 2 for discussion of the Company’s accounting policies related to derivative financial instruments.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other expense, net” in the Company’s consolidated statements of operations. As of July 2, 2022, the Company’s investments in ventures was not material to the consolidated balance sheets or consolidated statements of operations.

Recently adopted accounting pronouncements — In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU No. 2019-12”), which simplifies income tax accounting, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company’s adoption of ASU No. 2019-12 beginning the first quarter of fiscal 2022 did not have a material impact on the Company’s consolidated financial statements.

2. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other expense, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of July 2, 2022, and July 3, 2021. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar, and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asian foreign currencies.

The fair values of forward foreign exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	July 2,	July 3,
	2022	2021

	(Thousands)
Prepaid and other current assets	$24,907	$15,722
Accrued expenses and other	29,663	23,994

The amount recorded to other expense, net related to derivative financial instruments for economic hedges are as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Net derivative financial instrument (loss) gain	$(37,336)	$(21,605)	$12,739

Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

3. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within accumulated other comprehensive loss:

	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Accumulated translation adjustments and other	$(370,612)	$(46,473)	$(199,151)
Accumulated pension liability adjustments, net of income taxes	(110,636)	(107,274)	(189,229)
Total accumulated other comprehensive loss	$(481,248)	$(153,747)	$(388,380)

Substantially all amounts reclassified out of accumulated comprehensive loss, net of tax, to operating expenses during fiscal 2022, 2021, and 2020 related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock in the open market or through privately negotiated transactions. The authorization amount includes the amount remaining under the previous share repurchase plan approved in August 2011, as last amended in August 2019. The timing and actual number of shares repurchased will

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During fiscal 2022, the Company repurchased 4.7 million shares under these programs for a total cost of $193.3 million. As of July 2, 2022, the Company had $531.3 million remaining under its new share repurchase authorization.

Common stock dividend

During fiscal 2022, the Company paid dividends of $1.00 per common share and $98.5 million in total.

4. Receivables and Russian-Ukraine conflict related expenses

The Company’s receivables and allowance for credit losses were as follows:

	July 2,	July 3,
	2022	2021

	(Thousands)
Receivables	$4,414,904	$3,664,290
Allowance for Credit Losses	(113,902)	(88,160)

The Company had the following activity in the allowance for credit losses during fiscal 2022:

	July 2,	July 3,
	2022	2021

	(Thousands)
Balance at beginning of the period	$88,160	$65,018
Effect of adopting credit loss accounting standard	—	17,205
Credit Loss Provisions	31,489	18,429
Russian-Ukraine conflict Credit Loss Provisions	17,202	—
Credit Loss Recoveries	(702)	(2,587)
Receivables Write offs	(15,233)	(6,240)
Foreign Currency Effect and Other	(7,014)	(3,665)
Balance at end of the period	$113,902	$88,160

During fiscal 2022, as a direct and incremental impact associated with the Russian invasion of Ukraine, the Company incurred $26.3 million of expense, primarily related to $17.2 million of credit loss provisions associated with accounts receivable from Russian customers that are no longer considered collectible. The remaining $9.1 million of expenses were related to product write downs and other costs associated with the wind-down of the Company’s business operations in Russia and Ukraine.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	July 2, 2022	July 3, 2021

	(Thousands)
Buildings	$114,622	$121,662
Machinery, fixtures and equipment	249,053	260,342
Information technology hardware and software	842,759	835,374
Leasehold improvements	119,917	123,808
Depreciable property, plant and equipment, gross	1,326,351	1,341,186
Accumulated depreciation	(1,038,335)	(999,885)
Depreciable property, plant and equipment, net	288,016	341,301
Land	21,408	22,778
Construction in progress	5,780	4,373
Property, plant and equipment, net	$315,204	$368,452

Depreciation expense related to property, plant, and equipment, was $87.4 million, $90.9 million and $101.1 million in fiscal 2022, 2021, and 2020, respectively. Interest expense capitalized during fiscal 2022, 2021, and 2020 was not material.

6. Goodwill, intangible assets, and impairments

Goodwill

The following table presents the change in goodwill balances by reportable segment for fiscal year 2022.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 3, 2021 (1)	$310,582	$527,523	$838,105
Foreign currency translation	(19,056)	(60,216)	(79,272)
Carrying value at July 2, 2022 (1)	$291,526	$467,307	$758,833
(1)	Includes accumulated impairment of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following table presents the Company’s acquired identifiable intangible assets:

	July 2, 2022			July 3, 2021
	Acquired	Accumulated	Net Book	Acquired	Accumulated	Net Book
	Amount	Amortization	Value	Amount(1)	Amortization	Value

	(Thousands)
Customer related	$292,163	$(283,006)	$9,157	$324,416	$(312,392)	$12,024
Trade name	50,655	(47,961)	2,694	57,184	(45,019)	12,165
Technology and other	51,634	(50,834)	800	57,809	(53,459)	4,350
	$394,452	$(381,801)	$12,651	$439,409	$(410,870)	$28,539
(1)	Acquired amount reduced by impairment of $17,473 from prior fiscal years.

Intangible asset amortization expense was $15.0 million, $41.0 million, and $81.1 million for fiscal 2022, 2021, and 2020, respectively.

The following table presents the estimated future amortization expense for the next five fiscal years (in thousands):

Fiscal Year
2023	6,181
2024	3,159
2025	1,472
2026	1,471
2027	368
Total	$12,651

In fiscal 2021, the Company recorded $15.2 million of equity investment impairment expense classified within other expense, net in the consolidated statements of operations.

7. Debt

Short-term debt consists of the following (in thousands):

	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due June 2023)	—	—	$—	$—
Other short-term debt and accounts receivable securitization program	2.09%	1.24%	174,422	23,078
Short-term debt			$174,422	$23,078

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions, which are utilized primarily to support the Company’s working capital requirements, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a five-year $1.25 billion Credit Facility with a syndicate of banks, which expires in June 2023. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum interest coverage and leverage ratios, which the Company was in compliance with as of July 2, 2022. At July 2, 2022, and July 3, 2021, there were $1.2 million and $1.3 million, respectively, in letters of credit issued under the Credit Facility.

In August 2022, subsequent to the end of fiscal 2022, the Company amended and extended the Credit Facility to expire in August 2027. The required compliance with the minimum interest coverage ratio financial covenant was removed as part of the amendment.

During the fourth quarter of fiscal 2022, the Company redeemed the $350.0 million of outstanding 4.88% Notes due in December 2022 at a make-whole redemption price of $354.3 million and the Company issued $300.0 million of 5.50% Notes due in June 2032.

Long-term debt consists of the following (in thousands):

	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	2.55%	—	$297,800	$—
Public notes due:
December 2022	—	4.88%	—	350,000
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	—	300,000	—
Other long-term debt	0.00%	1.22%	148	1,185
Long-term debt before discount and debt issuance costs			1,447,948	1,201,185
Discount and debt issuance costs – unamortized			(10,548)	(9,856)
Long-term debt			$1,437,400	$1,191,329

In August 2021, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to a maximum of $450.0 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.12 billion and $717.4 million at July 2, 2022, and July 3, 2021, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. There were $297.8

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $22.9 million borrowings outstanding under the Securitization Program as of July 2, 2022, and as of July 3, 2021, respectively.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2023	$174,422
2024	297,948
2025	—
2026	550,000
2027	—
Thereafter	600,000
Subtotal	1,622,370
Discount and debt issuance costs – unamortized	(10,548)
Total debt	$1,611,822

At July 2, 2022, the carrying value and fair value of the Company’s total debt was $1.61 billion and $1.55 billion, respectively. At July 3, 2021, the carrying value and fair value of the Company’s total debt was $1.21 billion and $1.30 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	July 2, 2022	July 3, 2021

	(Thousands)
Accrued salaries and benefits	$242,898	$253,586
Accrued operating costs	202,885	179,213
Accrued interest and banking costs	38,394	32,985
Accrued restructuring costs	9,185	39,962
Accrued income taxes	24,831	—
Accrued property, plant and equipment	20,275	7,131
Accrued other	52,552	59,580
Total accrued expenses and other	$591,020	$572,457

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income taxes

The components of income tax expense (benefit) (“tax provision”) are included in the table below. The tax provision for deferred income taxes results from temporary differences arising primarily from net operating losses, inventories valuation, receivables valuation, suspended interest deductions, certain accrued amounts, and depreciation and amortization, net of any changes to valuation allowances.

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020

	(Thousands)
Current:
Federal	$58,512	$(62,445)	$(127,250)
State and local	8,871	(4,723)	17,990
Foreign	126,522	21,530	22,816
Total current taxes	193,905	(45,638)	(86,444)
Deferred:
Federal	(32,424)	21,590	14,845
State and local	(22,320)	259	4,450
Foreign	1,794	3,604	(31,355)
Total deferred taxes	(52,950)	25,453	(12,060)
Income tax expense (benefit)	$140,955	$(20,185)	$(98,504)

The tax provision is computed based upon income (loss) before income taxes from both U.S. and foreign operations. U.S. income (loss) before income taxes was $197.1 million, $(89.4) million and, $(254.8) million, in fiscal 2022, 2021, and 2020, respectively, and foreign income before income taxes was $636.3 million, $262.3 million, and $125.2 million, in fiscal 2022, 2021, and 2020, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. The CARES Act allows net operating losses incurred in fiscal years 2019, 2020, and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has utilized this carryback provision. An income tax refund receivable of $56.1 million, associated with the fiscal 2021 income tax benefit, is classified within Receivables on the consolidated balance sheets.

The Company asserts that all of its unremitted foreign earnings are permanently reinvested and any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.1	(2.2)	4.6
Tax on foreign income, net of valuation allowances	(1.7)	(10.7)	5.0
Establishment/release of valuation allowances, net of U.S. tax expense	(5.8)	2.1	(28.5)
Change in unrecognized tax benefit reserves	(0.6)	14.3	20.1
Tax audit settlements	0.2	0.4	(5.6)
Impact of surrender of Company owned life insurance policies	1.4	—	—
Impact of the CARES Act	—	(8.4)	10.2
Impairments of investments, goodwill and long-lived assets	—	(22.4)	56.5
Other, net	1.3	(5.8)	(7.3)
Effective tax rate	16.9%	(11.7)%	76.0%

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

Avnet’s effective tax rate on income before income taxes was 16.9% in fiscal 2022 as compared with an effective tax rate of 11.7% of benefit on fiscal 2021 income before income taxes. Included in the fiscal 2022 effective tax rate is a tax benefit arising from the decreases to valuation allowance against deferred tax assets.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “other assets” on the consolidated balance sheets, are as follows:

	July 2,	July 3,
	2022	2021

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$226,072	$282,882
Depreciation and amortization	11,525	17,333
Inventories valuation	29,798	25,336
Operating lease liabilities	56,256	69,759
Receivables valuation	18,321	13,757
Interest deductions	29,358	35,516
Various accrued liabilities and other	47,717	26,566
	419,047	471,149
Less — valuation allowances	(207,889)	(293,569)
	211,158	177,580
Deferred tax liabilities:
Operating lease assets	(54,632)	(68,135)
Net deferred tax assets	$156,526	$109,445

The decrease in valuation allowances in fiscal 2022 from fiscal 2021 was related to a $65.2 million net release of valuation allowance primarily as a result of changes to management’s expectation of its ability to realize certain deferred tax assets, and a $20.5 million decrease resulting from changing foreign exchange rates.

As of July 2, 2022, the Company had net operating and capital loss carry-forwards of approximately $1.18 billion, of which $11.0 million will expire during fiscal 2023 and fiscal 2024, substantially all of which have full valuation allowances, $281.9 million have expiration dates ranging from fiscal 2025 to fiscal 2041, and the remaining $888.6 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of July 2, 2022, unrecognized tax benefits were $134.6 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $25.3 million and $26.4 million, net of applicable state tax benefits, as of the end of fiscal 2022 and 2021, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	July 2, 2022	July 3, 2021

	(Thousands)
Balance at beginning of year	$118,660	$96,292
Additions for tax positions taken in prior periods	3,569	36,452
Reductions for tax positions taken in prior periods	(4,075)	(4,880)
Reductions related to tax rate change	—	(200)
Additions for tax positions taken in current period	1,269	4,030
Reductions related to settlements with taxing authorities	(1,660)	(711)
Reductions related to the lapse of applicable statutes of limitations	(3,883)	(15,713)
Adjustments related to foreign currency translation	(4,595)	3,390
Balance at end of year	$109,285	$118,660

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. If the actual outcomes differ from the Company’s estimates, there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire, or new information becomes available, as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings beyond the Company’s control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $14.5 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through agreement with the tax authorities for tax positions related to valuation matters and positions related to acquired entities. The expected cash payment related to the settlement of these contingencies is approximately $1.1 million.

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions, including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal 2016. The years remaining subject to audit, by major jurisdiction, are as follows:

Jurisdiction	Fiscal Year
United States (Federal and state)	2016 - 2022
Taiwan	2017 - 2022
Hong Kong	2016 - 2022
Germany	2016 - 2022
Singapore	2018 - 2022
Belgium	2020 - 2022
United Kingdom	2020 - 2022
Canada	2016 - 2022

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2022 and 2021:

	July 2,	July 3,
	2022	2021

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$762,708	$790,179
Service cost	15,007	15,751
Interest cost	15,787	15,904
Actuarial gain	(138,899)	(12,397)
Benefits paid	(40,244)	(46,729)
Benefit obligations at end of year	$614,359	$762,708
Changes in plan assets:
Fair value of plan assets at beginning of year	$772,279	$707,800
Actual return on plan assets	(107,141)	95,208
Benefits paid	(40,244)	(46,729)
Contributions	14,000	16,000
Fair value of plan assets at end of year	$638,894	$772,279
Funded status of the plan recognized as a non-current asset	$24,535	$9,571

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$178,984	$177,949
Unamortized prior service cost	27	31
	$179,011	$177,980
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$17,378	$(57,924)
Amortization of net actuarial losses	(16,343)	(20,604)
Amortization of prior service costs	(4)	(301)
	$1,031	$(78,829)

Included in accumulated other comprehensive loss at July 2, 2022, is an expense of $179.0 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $2.8 million is expected to be recognized as a component of net periodic pension cost during fiscal 2023.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2022	2021
Discount rate	4.8%	2.8%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of July 2, 2022. The estimated discount rate in fiscal 2022 and fiscal 2021 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine net benefit costs are as follows:

	2022	2021
Discount rate	2.5%	2.4%
Expected return on plan assets	7.0%	7.4%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.0%	4.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Service cost	$15,007	$15,751	$15,145
Total net periodic pension cost within selling, general and administrative expenses	15,007	15,751	15,145

Interest cost	15,787	15,904	22,552
Expected return on plan assets	(49,135)	(49,681)	(50,671)
Amortization of prior service cost	4	301	2,137
Recognized net actuarial loss	16,343	20,604	14,629
Total net periodic pension benefit within other expense, net	(17,001)	(12,872)	(11,353)

Net periodic pension cost	$(1,994)	$2,879	$3,792

The Company made $14.0 million and $16.0 million of contributions in fiscal 2022 and fiscal 2021, respectively, and expects to make approximately $8.0 million of contributions in fiscal 2023.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2023	$60,539
2024	44,626
2025	47,037
2026	47,643
2027	50,275
2028 through 2032	250,819

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2022 and 2021:

	2022	2021
Equity securities	75%	69%
Fixed income debt securities	24%	29%
Cash and cash equivalents	1%	2%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2023 is currently 7.0%, which is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of July 2, 2022, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of July 2, 2022:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$5,283	$—	$—	$—	$5,283
Return Seeking Investments:
Common stocks	—	—	—	219,407	219,407
Real estate	—	—	—	149,975	149,975
High yield credit and bonds	—	—	—	109,253	109,253
Fixed Income Investments:
U.S. government	—	—	—	122,912	122,912
Corporate	—	—	—	32,064	32,064
Total	$5,283	$—	$—	$633,611	$638,894

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of July 2, 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	July 2,	July 3,
	2022	2021
Operating lease cost	$68,664	$74,003
Variable lease cost	25,737	21,305
Total lease cost	$94,401	$95,308

Future minimum operating lease payments as of July 2, 2022, are as follows (in thousands):

Fiscal Year
2023	$60,986
2024	46,452
2025	35,821
2026	29,433
2027	19,445
Thereafter	112,046
Total future operating lease payments	304,183
Total imputed interest on operating lease liabilities	(50,236)
Total operating lease liabilities	$253,947

Other information pertaining to operating leases consists of the following:

	Years Ended
	July 2,	July 3,
	2022	2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.8	9.1
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Years Ended
	July 2,	July 3,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$57,016	$59,587
Operating lease assets obtained from new operating lease liabilities	28,014	41,010

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2022, 2021, and 2020, the Company recorded stock-based compensation expense of $36.7 million, $29.3 million, and $26.8 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At July 2, 2022, the Company had 8.2 million shares of common stock reserved for stock-based payments, which consisted of 1.3 million shares for unvested or unexercised stock options, 5.5 million shares available for stock-based awards under plans approved by shareholders, and 1.4 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2022, 2021, and 2020, was $3.6 million, $0.4 million, and $2.9 million, respectively.

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

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	0.9%	0.5%	1.6%
Weighted average volatility	32.1%	31.5%	23.7%
Dividend yield	2.4%	2.8%	2.3%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in outstanding options for fiscal 2022:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life
Outstanding at July 3, 2021	1,125,431	$37.15	78 Months
Granted	361,308	39.62	110 Months
Exercised	(142,498)	39.78	8 Months
Forfeited or expired	(39,105)	42.81	37 Months
Outstanding at July 2, 2022	1,305,136	$37.38	85 Months
Exercisable at July 2, 2022	516,939	$39.28	62 Months

The weighted-average grant-date fair values of stock options granted during fiscal 2022, 2021, and 2020, were $9.45, $6.37, and $7.41, respectively.

At July 2, 2022, the aggregate intrinsic value of all outstanding stock option awards was $7.2 million and all exercisable stock option awards was $2.2 million.

The following is a summary of the changes in non-vested stock options for fiscal 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock options at July 3, 2021	649,109	$7.17
Granted	361,308	9.45
Vested	(215,132)	7.61
Forfeited	(7,088)	8.25
Non-vested stock options at July 2, 2022	788,197	$8.09

As of July 2, 2022, there was $1.4 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of stock options vested, as of the vesting dates, during fiscal 2022, 2021, and 2020, were $4.6 million, $4.8 million, and $7.9 million, respectively.

Cash received from stock option exercises during fiscal 2022, 2021, and 2020 totaled $5.7 million, $4.9 million, and $0.9 million, respectively. The impact of these cash receipts is included in “Other, net” within financing activities in the accompanying consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of July 2, 2022, 1.3 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $29.5 million, $27.5 million, and $26.1 million for fiscal years 2022, 2021, and 2020, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2022:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at July 3, 2021	1,338,035	$32.80
Granted	822,936	37.68
Vested	(761,407)	34.91
Forfeited	(86,382)	32.18
Non-vested restricted stock units at July 2, 2022	1,313,182	$32.92

As of July 2, 2022, there was $20.1 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2022, 2021, and 2020, was $26.6 million, $25.8 million, and $24.8 million, respectively.

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

During fiscal 2022 and 2021, the Company granted no performance share units. During fiscal 2020, the Company granted 0.2 million performance share units. The actual amount of performance share units vested at the end of each three-year period is measured by the level of achievement of performance goals, and can range from 0% to 200% of the award grant. During fiscal 2022, 2021, and 2020, the Company recognized stock-based compensation expense (benefit) associated with the Performance Share Program of $2.0 million, $(0.2) million, and $(3.8) million, respectively.

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

As of July 2, 2022, and July 3, 2021, the Company had aggregate estimated liabilities of $14.7 million, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

14. Earnings per share

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands, except per share data)
Numerator:
Net income (loss)	$692,379	$193,114	$(31,081)

Denominator:
Weighted average common shares for basic earnings per share	98,662	99,258	100,474
Net effect of dilutive stock-based compensation awards	1,157	910	—
Weighted average common shares for diluted earnings per share	99,819	100,168	100,474
Basic earnings (loss) per share	$7.02	$1.95	$(0.31)
Diluted earnings (loss) per share	$6.94	$1.93	$(0.31)
Stock options excluded from earnings per share calculation due to anti-dilutive effect	230	700	1,431

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Provision for credit losses	$30,788	$15,842	$12,111
Periodic pension (benefit) cost	(3,449)	5,392	4,246
Other, net	6,777	1,278	14,986
Total	$34,116	$22,512	$31,343

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$20,275	$7,131	$9,009
Non-cash Financing Activities:
Unsettled share repurchases	$8,955	$—	$—
Supplemental Cash Flow Information:
Interest	$112,327	$98,509	$137,995
Income tax net payments	6,892	83,387	25,116

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Millions)
Sales:
Electronic Components	$22,503.3	$18,030.5	$16,340.1
Farnell	1,807.4	1,504.2	1,294.2
	$24,310.7	$19,534.7	$17,634.3
Operating income:
Electronic Components	$872.0	$454.8	$349.1
Farnell	242.5	86.9	75.5
	1,114.5	541.7	424.6
Corporate	(128.9)	(134.7)	(121.6)
Restructuring, integration and other expenses	(5.3)	(84.4)	(81.9)
Goodwill and long-lived asset impairment expense	—	—	(144.1)
Russian-Ukraine conflict related expenses	(26.3)	—	—
Amortization of acquired intangible assets and other	(15.0)	(41.2)	(81.6)
	$939.0	$281.4	$(4.6)
Assets:
Electronic Components	$8,863.4	$6,950.0	$6,096.7
Farnell	1,371.1	1,468.3	1,472.1
Corporate	154.0	507.1	536.4
	$10,388.5	$8,925.4	$8,105.2
Capital expenditures:
Electronic Components	$25.7	$21.8	$46.3
Farnell	23.1	26.1	19.6
Corporate	0.1	2.5	7.6
	$48.9	$50.4	$73.5
Depreciation & amortization expense:
Electronic Components	$67.7	$73.4	$88.4
Farnell	31.3	53.9	88.5
Corporate	3.3	4.6	5.3
	$102.3	$131.9	$182.2
Sales, by geographic area:
Americas(1)	$5,896.0	$4,662.5	$4,755.3
EMEA(2)	7,838.1	6,149.9	5,753.4
Asia(3)	10,576.6	8,722.3	7,125.6
	$24,310.7	$19,534.7	$17,634.3
Property, plant and equipment, net, by geographic area:
Americas(4)	$115.4	$146.0	$183.9
EMEA(5)	170.1	185.8	183.4
Asia	29.7	36.7	37.3
	$315.2	$368.5	$404.6
(1)	Includes sales in the United States of $5.48 billion, $4.35 billion, and $4.46 billion for fiscal 2022, 2021, and 2020, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in Germany and Belgium of $3.16 billion and $1.37 billion, respectively, for fiscal 2022. Includes sales in Germany and Belgium of $2.42 billion and $1.12 billion, respectively, for fiscal 2021. Includes sales in Germany and Belgium of $2.20 billion and $1.09 billion, respectively, for fiscal 2020.
(3)	Includes sales of $4.64 billion, $3.38 billion, and $1.32 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2022. Includes sales of $3.93 billion, $2.79 billion, and $1.04 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2021. Includes sales of $3.07 billion, $2.33 billion, and $955.4 million in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2020.
(4)	Includes property, plant and equipment, net, of $112.4 million, $142.7 million, and $179.4 million in the United States for fiscal 2022, 2021, and 2020, respectively.
(5)	Includes property, plant and equipment, net, of $67.6 million, $79.8 million, and $16.7 million in Germany, the UK, and Belgium, respectively, for fiscal 2022. Fiscal 2021 includes property, plant and equipment, net, of $77.9 million, $83.5 million, and $20.9 million in Germany, the UK, and Belgium, respectively. Fiscal 2020 includes property, plant and equipment, net, of $84.9 million, $72.7 million, and $22.4 million in Germany, the UK, and Belgium, respectively.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	July 2,	July 3,	June 27,
	2022	2021	2020

	(Millions)
Semiconductors	$18,380.2	$14,722.8	$13,440.3
Interconnect, passive & electromechanical (IP&E)	4,639.1	3,649.0	3,146.0
Computers	663.2	640.6	572.0
Other	628.2	522.3	476.0
	$24,310.7	$19,534.7	$17,634.3

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Restructuring expenses

During fiscal 2021 and prior, the Company incurred restructuring expenses related to various restructuring actions intended to achieve planned synergies from acquired businesses and to reduce future operating expenses. The following table presents the activity during fiscal 2022 related to the remaining restructuring liabilities established during fiscal 2021 and prior:

		Facility
		and Contract
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 3, 2021	$35,099	$4,863	$39,962
Cash payments	(23,848)	(2,531)	(26,379)
Changes in estimates, net	(4,142)	816	(3,326)
Other, principally foreign currency translation	(870)	(202)	(1,072)
Balance at July 2, 2022	$6,239	$2,946	$9,185

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2022. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 2, 2022.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 2, 2022, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2022, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2022.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 17, 2022.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 17, 2022.

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

4.2

Indenture dated as of June 22, 2010, between the Company and Computershare Trust Company, National Association as successor to and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.3

Form of Officers’ Certificate establishing the terms of the 4.875% Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2012).

4.4	Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.5	Form of Officer’s Certificate setting forth the terms of the 3.00% Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 5, 2021).

4.6	Form of Officer’s Certificate setting forth the terms of the 5.50% Notes due 2032 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

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

10.3

Form of Letter Agreement between the Company and Ken Arnold, Max Chan, Michael McCoy and Elizabeth McMullen (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.4

Form of Change of Control Agreement between the Company and Philip Gallagher, Thomas Liguori, Ken Arnold, Max Chan, Michael McCoy, and Elizabeth McMullen (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

10.5	Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2006).

10.6	Avnet Executive Severance Plan (Effective as of August 10, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2017).

10.7	Avnet Supplemental Executive Officers’ Retirement Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.8	Avnet Restoration Plan (2013 Restatement) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on August 9, 2013).

10.9

Avnet, Inc. 2010 Stock Compensation Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on August 17, 2018).

10.10

Avnet, Inc. 2010 Stock Compensation Plan:
(a) Form of non-qualified stock option term sheet
(b) Form of incentive stock option term sheet
(c) Form of performance stock unit term sheet
(d) Form of restricted stock unit term sheet
(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2012).

10.11

Avnet, Inc. 2013 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on August 17, 2018).

10.12

Avnet, Inc. 2013 Stock Compensation and Incentive Plan:
(a) Form of restricted stock unit term sheet
(b) Form of nonqualified stock option term sheet
(c) Form of performance-based stock option term sheet
(d) Form of performance stock unit term sheet
(incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.13

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on August 17, 2018). Refer to Exhibit 10.12, above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

10.14	Avnet, Inc. 2021 Stock Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.15

Avnet, Inc. 2021 Stock Compensation and Incentive Plan:
(a) Form of Award Letter for Restricted Stock Unit Award
(b) Form of Award Letter for Performance Stock Unit Award
(c) Form of Award Letter for Nonqualified Stock Option Award
(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.16

(a) Avnet Deferred Compensation Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on August 17, 2018).

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

10.17

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective as of May 8, 2018) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on August 17, 2018).

Bank Agreements

10.18	Securitization Program

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

*

(4) Amendment No. 3 to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 30, 2021, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto.

(5) Amendment No. 4 to the Fourth Amended and Restated Receivables Purchase Agreement, dated August 16, 2021, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

(6) Amendment No. 5 to the Fourth Amended and Restated Receivables Purchase Agreement, dated January 10, 2022, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.19

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

(c) Amendment No. 2 to the Amended and Restated Credit Agreement, dated December 21, 2021, among Avnet, Inc., Avnet Holdings Europe BVBA and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 28, 2022).

(d) Second Amended and Restated Credit Agreement dated as of August 2, 2022, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A. as the administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022).

21.1	*	List of subsidiaries of the Company as of July 2, 2022.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 2, 2022, July 3, 2021, and June 27, 2020

	Balance at		Charged to		Charged to				Balance at
	Beginning of		Expense		Other				End of
Account Description	Period		(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2022
Allowance for credit losses	$88,160		$47,990	(a)	$—		$(22,248)	(b)	$113,902
Valuation allowance on tax loss carry-forwards	293,569		(65,208)	(c)	(20,472)	(d)	—		207,889
Fiscal 2021
Allowance for credit losses	65,018	(e)	15,842		17,205	(f)	(9,905)	(b)	88,160
Valuation allowance on tax loss carry-forwards	283,721		21,357	(g)	(11,509)	(h)	—		293,569
Fiscal 2020
Allowance for credit losses	53,499		12,111		—		(6,592)	(b)	59,018
Valuation allowance on tax loss carry-forwards	231,463		50,018	(i)	2,240	(h)	—		283,721
(a)	Amount includes $17,202 of credit loss provisions associated with accounts receivable from Russian customers that are no longer considered collectible. See Note 4, “Receivables and Russian-Ukraine conflict related expenses” of the Notes to Consolidated Financial Statements of this Form 10-K.
(b)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(c)	Primarily represents net release of valuation allowance and impact of current year activities.
(d)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.
(e)	Beginning balance includes $59,018 of allowance for credit losses associated with trade accounts receivable and $6,000 of allowance for credit losses associated with notes receivable prior to the adoption of a new accounting standard discussed further in (f) below.
(f)	See Note 1, “Summary of significant accounting policies, Recently adopted accounting pronouncements” of the Notes to Consolidated Financial Statements of this Form 10-K regarding the adoption of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The Company adopted the new standard on June 28, 2020, with a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of fiscal 2021.
(g)	Primarily represents impact of current year activities.
(h)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.
(i)	Primarily represents establishment of valuation allowance and impact of current year activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 12, 2022	By:	/s/ PHILIP R. GALLAGHER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 2022.

Signature	Title

/s/ PHILIP R. GALLAGHER Philip R. Gallagher	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chair of the Board and Director

/s/ CARLO BOZOTTI Carlo Bozotti	Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ ERNEST MADDOCK Ernest Maddock	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ ADALIO T. SANCHEZ Adalio T. Sanchez	Director

/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III	Director

/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Controller (Principal Accounting Officer)