Form 10-Q
period 2022-10-01
AVNET INC
filed 2022-10-28
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

As of October 21, 2022, the total number of shares outstanding of the registrant’s Common Stock was 91,517,297 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1,	July 2,
	2022	2022

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80,881	$153,693
Receivables	4,591,020	4,301,002
Inventories	4,654,985	4,244,148
Prepaid and other current assets	183,019	177,783
Total current assets	9,509,905	8,876,626
Property, plant and equipment, net	300,068	315,204
Goodwill	703,828	758,833
Operating lease assets	226,960	227,138
Other assets	227,645	210,731
Total assets	$10,968,406	$10,388,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$513,000	$174,422
Accounts payable	3,466,620	3,431,683
Accrued expenses and other	624,959	591,020
Short-term operating lease liabilities	54,612	54,529
Total current liabilities	4,659,191	4,251,654
Long-term debt	1,825,514	1,437,400
Long-term operating lease liabilities	196,908	199,418
Other liabilities	267,458	307,300
Total liabilities	6,949,071	6,195,772
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 92,328,956 shares and 95,701,630 shares, respectively	92,329	95,702
Additional paid-in capital	1,665,846	1,656,907
Retained earnings	2,934,205	2,921,399
Accumulated other comprehensive loss	(673,045)	(481,248)
Total shareholders’ equity	4,019,335	4,192,760
Total liabilities and shareholders’ equity	$10,968,406	$10,388,532

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands, except per share amounts)
Sales	$6,750,133	$5,584,695
Cost of sales	5,981,960	4,925,002
Gross profit	768,173	659,693
Selling, general and administrative expenses	477,636	486,178
Restructuring, integration and other expenses	—	5,272
Operating income	290,537	168,243
Other income (expense), net	323	(409)
Interest and other financing expenses, net	(45,098)	(22,844)
Income before taxes	245,762	144,990
Income tax expense	61,501	33,672
Net income	$184,261	$111,318

Earnings per share:
Basic	$1.96	$1.12
Diluted	$1.93	$1.10

Shares used to compute earnings per share:
Basic	94,051	99,647
Diluted	95,636	101,116
Cash dividends paid per common share	$0.29	$0.24

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Net income	$184,261	$111,318
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(201,663)	(29,036)
Pension adjustments, net	9,866	4,012
Total comprehensive (loss) income	$(7,536)	$86,294

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Translation adjustments and other	—	—	—	—	(201,663)	(201,663)
Pension liability adjustments, net	—	—	—	—	9,866	9,866
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	$92,329	$1,665,846	$2,934,205	$(673,045)	$4,019,335

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Translation adjustments and other	—	—	—	—	(29,036)	(29,036)
Pension liability adjustments, net	—	—	—	—	4,012	4,012
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	$99,336	$1,631,667	$2,593,367	$(178,771)	$4,145,599

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net income	$184,261	$111,318

Non-cash and other reconciling items:
Depreciation	19,640	21,833
Amortization	2,755	5,210
Amortization of operating lease assets	13,141	13,751
Deferred income taxes	(7,296)	(3,259)
Stock-based compensation	8,924	9,178
Other, net	8,224	2,603
Changes in (net of effects from businesses acquired and divested):
Receivables	(419,852)	(169,992)
Inventories	(559,044)	(73,971)
Accounts payable	120,938	85,217
Accrued expenses and other, net	(16,840)	(32,856)
Net cash flows used for operating activities	(645,149)	(30,968)

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	152,200	59,300
Borrowings under senior unsecured credit facility, net	701,987	118,716
Repayments under bank credit facilities and other debt, net	(85,432)	(734)
Repurchases of common stock	(152,408)	(9,566)
Dividends paid on common stock	(26,998)	(23,893)
Other, net	(964)	(1,337)
Net cash flows provided by financing activities	588,385	142,486

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,208)	(12,025)
Other, net	7,303	318
Net cash flows used for investing activities	(20,905)	(11,707)

Effect of currency exchange rate changes on cash and cash equivalents	4,857	(401)

Cash and cash equivalents:
— (decrease) increase	(72,812)	99,410
— at beginning of period	153,693	199,691
— at end of period	$80,881	$299,101

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income and cash flows. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to fiscal 2022 balances to correspond to the fiscal 2023 consolidated financial statement presentation.

Preparing financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

Interim results of operations do not necessarily indicate the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606 as if it had originated the contracts. The Company’s early adoption of ASU 2021-08 at the beginning of fiscal year 2023 did not have an impact on the Company’s Consolidated Financial Statements as the Company did not have any business combinations in the first quarter of fiscal 2023.

Recently issued accounting pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new pronouncement requires disclosure of key terms of the programs, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective for the Company in the first quarter of fiscal 2024, except for the rollforward, which is effective in fiscal 2025. Early adoption is permitted. The Company is currently evaluating any impact from adoption of this pronouncement.

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	October 1,	July 2,
	2022	2022

	(Thousands)
Receivables	$4,697,643	$4,414,904
Allowance for Credit Losses	(106,623)	(113,902)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first quarters of fiscal 2023 and fiscal 2022:

	October 1,	October 2,
	2022	2021

	(Thousands)
Balance at beginning of the period	$113,902	$88,160
Credit Loss Provisions	1,442	4,174
Credit Loss Recoveries	(216)	(276)
Receivables Write Offs	(3,378)	(3,193)
Foreign Currency Effect and Other	(5,127)	(947)
Balance at end of the period	$106,623	$87,918

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the first quarter ended October 1, 2022.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 2, 2022 (1)	$291,526	$467,307	$758,833
Foreign currency translation	(11,780)	(43,225)	(55,005)
Carrying value at October 1, 2022 (1)	$279,746	$424,082	$703,828
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

Intangible Assets

The net book value of intangible assets were $9.6 million as of October 1, 2022 and is not material to the consolidated financial statements. Intangible asset amortization expense was $2.8 million and $5.2 million for the first quarters of fiscal 2023 and 2022, respectively.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	October 1,	July 2,	October 1,	July 2,
	2022	2022	2022	2022

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due August 2023)	3.89%	—	$450,000	$—
Other short-term debt	4.39%	2.09%	63,000	174,422
Short-term debt			$513,000	$174,422

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to a maximum of $450 million. The Securitization Program does not qualify for off balance sheet

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.25 billion and $1.12 billion at October 1, 2022, and July 2, 2022, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	October 1,	July 2,	October 1,	July 2,
	2022	2022	2022	2022

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due August 2023)	—	2.55%	$—	$297,800
Credit Facility (due August 2027)	3.45%	—	685,632	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			1,835,632	1,447,800
Discount and debt issuance costs – unamortized			(10,118)	(10,400)
Long-term debt			$1,825,514	$1,437,400

In August 2022, the Company amended and extended its five-year $1.25 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of October 1, 2022, and July 2, 2022, there were $1.1 million and $1.2 million, respectively, in letters of credit issued under the Credit Facility. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes financial covenants requiring the Company to maintain minimum leverage ratios, which the Company was in compliance with as of October 1, 2022, and July 2, 2022.

As of October 1, 2022, the carrying value and fair value of the Company’s total debt was $2.34 billion and $2.22 billion, respectively. At July 2, 2022, the carrying value and fair value of the Company’s total debt was $1.61 billion and $1.55 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities.

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 16 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	First Quarters Ended
	October 1,	October 2,
	2022	2021
Operating lease cost	$16,566	$17,847
Variable lease cost	6,313	6,118
Total lease cost	$22,879	$23,965

Future minimum operating lease payments as of October 1, 2022, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2023	$48,296
2024	50,028
2025	39,406
2026	30,797
2027	20,424
Thereafter	110,738
Total future operating lease payments	299,689
Total imputed interest on operating lease liabilities	(48,169)
Total operating lease liabilities	$251,520

Other information pertaining to operating leases consists of the following:

	First Quarters Ended
	October 1,	October 2,
	2022	2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.5	9.0
Weighted-average discount rate	3.9%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	First Quarters Ended
	October 1,	October 2,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$14,062	$14,826
Operating lease assets obtained from new operating lease liabilities	20,796	7,578

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other income (expense), net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of October 1, 2022, and July 2, 2022. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	October 1,	July 2,
	2022	2022

	(Thousands)
Prepaid and other current assets	$39,336	$24,907
Accrued expenses and other	41,087	29,663

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Net derivative financial instrument loss	$(359)	$(8,771)

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

As of October 1, 2022, and July 2, 2022, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

8. Income taxes

The Company’s effective tax rate on its income before taxes was 25.0% in the first quarter of fiscal 2023. During the first quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves and (ii) the mix of income in higher tax jurisdictions.

During the first quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.2%. The Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances.

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Service cost	$3,004	$3,752
Total net periodic pension cost within selling, general and administrative expenses	3,004	3,752

Interest cost	6,682	3,947
Expected return on plan assets	(12,215)	(12,284)
Amortization of prior service cost	1	1
Recognized net actuarial loss	617	4,086
Total net periodic pension benefit within other income (expense), net	(4,915)	(4,250)

Net periodic pension benefit	$(1,911)	$(498)

The Company made $4.0 million of contributions during the first quarter of fiscal 2023 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareholders’ equity

Share repurchase program

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the first quarter of fiscal 2023, the Company repurchased 3.4 million shares under this program for a total cost of $147.9 million. As of October 1, 2022, the Company had $383.4 million remaining under its share repurchase authorization.

Common stock dividend

In August 2022, the Company’s Board of Directors approved a dividend of $0.29 per common share and dividend payments of $27.0 million were made in September 2022.

11. Earnings per share

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands, except per share data)
Numerator:
Net income	$184,261	$111,318

Denominator:
Weighted average common shares for basic earnings per share	94,051	99,647
Net effect of dilutive stock-based compensation awards	1,585	1,469
Weighted average common shares for diluted earnings per share	95,636	101,116
Basic earnings per share	$1.96	$1.12
Diluted earnings per share	$1.93	$1.10
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	146	897

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$11,916	$4,508
Non-cash Financing Activities:
Unsettled share repurchases	$4,449	$937
Supplemental Cash Flow Information:
Interest	$32,855	$11,636
Income tax net payments	57,426	27,977

Included in cash and cash equivalents as of October 1, 2022, and July 2, 2022, was $4.9 million and $5.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

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

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Sales:
Electronic Components	$6,324,223	$5,129,497
Farnell	425,910	455,198
	6,750,133	5,584,695
Operating income:
Electronic Components	$267,253	$162,462
Farnell	51,611	49,593
	318,864	212,055
Corporate	(25,568)	(33,301)
Restructuring, integration and other expenses	—	(5,272)
Amortization of acquired intangible assets and other	(2,759)	(5,239)
Operating income	$290,537	$168,243

Sales, by geographic area:
Americas (1)	$1,678,903	$1,258,811
EMEA (2)	2,129,539	1,747,579
Asia (3)	2,941,691	2,578,305
Sales	$6,750,133	$5,584,695

(1)	Includes sales from the United States of $1.57 billion and $1.16 billion for the first quarters ended October 1, 2022, and October 2, 2021, respectively.

(2)

Includes sales from Germany and Belgium of $906.8 million and $352.3 million, respectively, for the first quarter ended October 1, 2022. Includes sales from Germany and Belgium of $697.1 million and $307.6 million, respectively, for the first quarter ended October 2, 2021.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $959.2 million, $1.27 billion and $394.0 million, respectively, for the first quarter ended October 1, 2022. Includes sales from China (including Hong Kong), Taiwan and Singapore of $826.8 million, $1.20 billion and $264.0 million, respectively, for the first quarter ended October 2, 2021.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	October 1,	July 2,
	2022	2022

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$113,741	$115,422
EMEA (2)	158,507	170,128
Asia	27,820	29,654
Property, plant, and equipment, net	$300,068	$315,204

(1)	Includes property, plant and equipment, net, of $111.0 million and $112.4 million as of October 1, 2022, and July 2, 2022, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $64.7 million, $72.5 million and $15.1 million in Germany, the United Kingdom and Belgium, respectively, as of October 1, 2022; and $67.6 million, $79.8 million and $16.7 million in Germany, the United Kingdom and Belgium, respectively, as of July 2, 2022.

14. Restructuring expenses

During fiscal 2022 and prior, the Company incurred restructuring expenses related to various restructuring actions. The remaining restructuring liabilities established during fiscal 2022 and prior were not material as of October 1, 2022.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises, including COVID-19; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors, including supply shortages; relationships with key suppliers and allocations of products by suppliers, including increased non-cancellable/non-returnable orders; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, inflation, duties and taxes, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crisis, warehouse modernization and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations or upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes affecting the Company’s businesses.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended October 1, 2022, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the impact of certain acquisitions by adjusting Avnet’s prior periods to include the sales of acquired businesses, as if the acquisitions had occurred at the beginning of the earliest period presented. Sales taking into account these adjustments are referred to as “organic sales.”

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	October 1,	October 2,
	2022	2021

	(Thousands)
Operating income	$290,537	$168,243
Restructuring, integration and other expenses	—	5,272
Amortization of acquired intangible assets and other	2,759	5,239
Adjusted operating income	$293,296	$178,754

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

Results of Operations

Executive Summary

Sales of $6.75 billion in the first quarter of fiscal 2023 were 20.9% higher than the prior year first quarter sales of $5.58 billion. Excluding the impact of changes in foreign currency, sales increased 28.9% as compared to sales in the prior year first quarter.

Gross profit margin of 11.4% decreased 43 basis points compared to 11.8% in the first quarter of fiscal 2022. This decrease is primarily due to differences in product and customer mix.

Operating income of $290.5 million was $122.3 million higher than the first quarter of fiscal 2022. Operating income margin was 4.3% in the first quarter of fiscal 2023, as compared to 3.0% in the prior year first quarter. Adjusted operating income margin was 4.4% in the first quarter of fiscal 2023 as compared to 3.2% in the first quarter of fiscal 2022, an increase of 115 basis points. The increase in adjusted operating income margin is primarily the result of the increase in sales and the operating leverage realized from those higher sales.

Sales

Reported sales were the same as organic sales in the first quarter of fiscal 2023 and fiscal 2022. The following table presents sales growth rates for the first quarter of fiscal 2023 as compared to fiscal 2022 by geographic region and by operating group.

	Quarter Ended
		Sales
		Year-Year %
	Sales	Change in
	Year-Year	Constant
	% Change	Currency
Avnet	20.9%	28.9%
Avnet by region
Americas	33.4%	33.4%
EMEA	21.9	42.4
Asia	14.1	17.5
Avnet by operating group
EC	23.3%	31.4%
Farnell	(6.4)	1.6

Sales of $6.75 billion for the first quarter of fiscal 2023 were up $1.17 billion, or 20.9%, from the prior year first quarter sales of $5.58 billion. Sales in constant currency in the first quarter of fiscal 2023 increased by 28.9% year over year, reflecting sales growth across all regions driven by strong demand and pricing globally for electronic components.

EC sales of $6.32 billion in the first quarter of fiscal 2023 increased $1.19 billion or 23.3% from the prior year first quarter sales of $5.13 billion. EC sales increased 31.4% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to overall stronger market demand and pricing for electronic components, especially in the transportation, industrial and aerospace and defense sectors.

Farnell sales for the first quarter of fiscal 2023 were $425.9 million, a decrease of $29.3 million or 6.4% from the prior year first quarter sales of $455.2 million primarily as a result of foreign currency translation from the strengthening of the U.S. Dollar. Farnell sales in constant currency increased 1.6% year over year.

Gross Profit

Gross profit for the first quarter of fiscal 2023 was $768.2 million, an increase of $108.5 million, or 16.4%, from the first quarter of fiscal 2022 gross profit of $659.7 million. Gross profit margin decreased to 11.4% or 43 basis points from the first quarter of fiscal 2022 gross profit margin of 11.8%, primarily due to differences in product and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $477.6 million in the first quarter of fiscal 2023, a decrease of $8.5 million, or 1.8%, from the first quarter of fiscal 2022. The year-over-year decrease in SG&A expenses was primarily a result of foreign currency translation from the strengthening of the U.S. Dollar, partially offset by increases in SG&A primarily to support increased sales volumes.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2023, SG&A expenses were 7.1% of sales and 62.2% of gross profit, as compared with 8.7% and 73.7%, respectively, in the first quarter of fiscal 2022. The decrease in SG&A expenses as a percentage of sales and gross profit primarily results from operating leverage created from higher sales without a significant increase in SG&A expenses.

Operating Income

Operating income for the first quarter of fiscal 2023 was $290.5 million, an increase of $122.3 million, from the first quarter of fiscal 2022 operating income of $168.2 million. The year-over-year increase in operating income was primarily driven by the increase in sales and lower SG&A expenses as a percentage of sales. Adjusted operating income for the first quarter of fiscal 2023 was $293.3 million, an increase of $114.5 million, or 64.1%, from the first quarter of fiscal 2022.

EC operating income margin increased 106 basis points year over year to 4.2% and Farnell operating income margin increased 123 basis points year over year to 12.1%. The improvement in operating income margin is a result of lower overall SG&A expenses year over year.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the first quarter of fiscal 2023 was $45.1 million, an increase of $22.3 million, as compared with interest and other financing expenses of $22.8 million in the first quarter of fiscal 2022. The increases in interest and other financing expenses in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 is primarily a result of higher outstanding borrowings and increases in average borrowing rates during the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022.

Income Tax

The Company’s effective tax rate on its income before taxes was 25.0% in the first quarter of fiscal 2023. During the first quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves and (ii) the mix of income in higher tax jurisdictions.

During the first quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.2% in the first quarter of fiscal 2022. The Company’s effective tax rate was unfavorably impacted primarily by increases to valuation allowances.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2023 was $184.3 million, or $1.93 per share on a diluted basis, as compared with $111.3 million, or $1.10 per share on a diluted basis, in the first quarter of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2023, the Company used $645.1 million of cash flow for operations compared to $31.0 million of cash used for operations in the first quarter of fiscal 2022. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $874.8 million during the first quarter of fiscal 2023, including increases in accounts receivable of $419.9 million, and in inventories of $559.0 million both to support sales growth in the first quarter of fiscal 2023, and a decrease in accrued expenses and other of $16.8 million, partially offset by an increase in accounts payable of $120.9 million. Comparatively, cash used for working capital and other was $191.6 million during the first quarter of fiscal 2022, including increases in accounts receivable of $170.0 million and in inventories of $74.0 million, and a decrease in accrued expenses and other of $32.9 million, offset by an increase in accounts payable of $85.2 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2023, the Company received net proceeds of $702.0 million and $152.2 million under the Credit Facility and the Securitization Program, respectively, and a repayment of $85.4 million under the other short-term debt. During the first quarter of fiscal 2023, the Company paid dividends on common stock of $27.0 million and repurchased $152.4 million of common stock.

During the first quarter of fiscal 2022, the Company received net proceeds of $118.7 million under the Credit Facility, and $59.3 million under the Securitization Program. During the first quarter of fiscal 2022, the Company paid dividends on common stock of $23.9 million and repurchased $9.6 million of common stock.

Cash Flow from Investing Activities

During the first quarter of fiscal 2023, the Company used $28.2 million for capital expenditures compared to $12.0 million for capital expenditures in the first quarter of fiscal 2022.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022. There are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of October 1, 2022. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of October 1, 2022, and July 2, 2022.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2023 was $40.1 million.

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

Liquidity

The Company held cash and cash equivalents of $80.9 million as of October 1, 2022, of which none was held outside the United States. As of July 2, 2022, the Company held cash and cash equivalents of $153.7 million, of which $60.4 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company is more likely to use operating cash flows for working capital requirements during periods of higher growth. The Company used $833.5 million in cash flows for operating activities over the trailing four fiscal quarters ended October 1, 2022.

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

As of the end of the first quarter of fiscal 2023, the Company had a combined total borrowing capacity of $1.70 billion under the Credit Facility and the Securitization Program. There were $685.6 million of borrowings outstanding and $1.1 million in letters of credit issued under the Credit Facility, and $450.0 million outstanding under the Securitization Program, resulting in approximately $563.2 million of total availability as of October 1, 2022. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the first quarter of fiscal 2023, the Company had an average daily balance outstanding of approximately $882.7 million under the Credit Facility and approximately $444.3 million under the Securitization Program.

As of October 1, 2022, the Company may repurchase up to an aggregate of $383.4 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the first quarter of fiscal 2022, the Company repurchased $147.9 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2023, the Board of Directors approved a dividend of $0.29 per share, which resulted in $27.0 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 2, 2022, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 1, 2022, approximately 49% of the Company’s debt bears interest at a fixed rate and 51% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.0 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2023.

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

During the first quarter of fiscal 2023, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2022, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 1, 2022, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock. The authorization amount includes the amount remaining under the previous share repurchase plan approved in August 2011, as last amended in August 2019. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2023, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 3 – July 30	1,177,103	$43.94	1,177,103	$479,569,000
July 31 – August 27	1,145,699	$45.56	1,145,699	$427,368,000
August 28 – October 1	1,121,937	$39.20	1,121,937	$383,384,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1

Letter Agreement between the Company and Kenneth Jacobson as Chief Financial Officer dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2022).

10.2

Second Amended and Restated Credit Agreement, dated as of August 2, 2022, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as the administrative agent, and each lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022).

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

Date: October 28, 2022

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer