Form 10-Q
period 2022-12-31
AVNET INC
filed 2023-02-03
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 25, 2023, the total number of shares outstanding of the registrant’s Common Stock was 91,379,483 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	July 2,
	2022	2022

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$324,778	$153,693
Receivables	4,789,402	4,301,002
Inventories	4,972,898	4,244,148
Prepaid and other current assets	216,487	177,783
Total current assets	10,303,565	8,876,626
Property, plant and equipment, net	378,269	315,204
Goodwill	755,030	758,833
Operating lease assets	229,537	227,138
Other assets	263,473	210,731
Total assets	$11,929,874	$10,388,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$209,401	$174,422
Accounts payable	3,106,667	3,431,683
Accrued expenses and other	688,643	591,020
Short-term operating lease liabilities	52,944	54,529
Total current liabilities	4,057,655	4,251,654
Long-term debt	2,979,823	1,437,400
Long-term operating lease liabilities	198,986	199,418
Other liabilities	263,747	307,300
Total liabilities	7,500,211	6,195,772
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 90,735,161 shares and 95,701,630 shares, respectively	90,735	95,702
Additional paid-in capital	1,679,399	1,656,907
Retained earnings	3,088,989	2,921,399
Accumulated other comprehensive loss	(429,460)	(481,248)
Total shareholders’ equity	4,429,663	4,192,760
Total liabilities and shareholders’ equity	$11,929,874	$10,388,532

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands, except per share amounts)
Sales	$6,717,521	$5,865,217	$13,467,654	$11,449,912
Cost of sales	5,933,421	5,152,182	11,915,381	10,077,185
Gross profit	784,100	713,035	1,552,273	1,372,727
Selling, general and administrative expenses	485,127	501,363	962,764	987,540
Restructuring, integration and other expenses	—	—	—	5,272
Operating income	298,973	211,672	589,509	379,915
Other income, net	1,476	1,737	1,800	1,327
Interest and other financing expenses, net	(59,020)	(21,630)	(104,118)	(44,474)
Gain on legal settlement (Note 7)	61,705	—	61,705	—
Income before taxes	303,134	191,779	548,896	336,768
Income tax expense	59,248	40,958	120,749	74,629
Net income	$243,886	$150,821	$428,147	$262,139

Earnings per share:
Basic	$2.67	$1.52	$4.62	$2.64
Diluted	$2.63	$1.50	$4.55	$2.60

Shares used to compute earnings per share:
Basic	91,192	99,032	92,621	99,340
Diluted	92,755	100,286	94,195	100,701
Cash dividends paid per common share	$0.29	$0.24	$0.58	$0.48

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands)
Net income	$243,886	$150,821	$428,147	$262,139
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	243,252	(48,982)	41,589	(78,018)
Pension adjustments, net	333	4,010	10,199	8,022
Total comprehensive income	$487,471	$105,849	$479,935	$192,143

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Translation adjustments and other	—	—	—	—	(201,663)	(201,663)
Pension liability adjustments, net	—	—	—	—	9,866	9,866
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	92,329	1,665,846	2,934,205	(673,045)	4,019,335
Net income	—	—	—	243,886	—	243,886
Translation adjustments and other	—	—	—	—	243,252	243,252
Pension liability adjustments, net	—	—	—	—	333	333
Cash dividends	—	—	—	(26,307)	—	(26,307)
Repurchases of common stock	(1,629)	(1,629)	—	(62,795)	—	(64,424)
Stock-based compensation	35	35	13,553	—	—	13,588
Balance, December 31, 2022	90,735	$90,735	$1,679,399	$3,088,989	$(429,460)	$4,429,663

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Translation adjustments and other	—	—	—	—	(29,036)	(29,036)
Pension liability adjustments, net	—	—	—	—	4,012	4,012
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	99,336	1,631,667	2,593,367	(178,771)	4,145,599
Net income	—	—	—	150,821	—	150,821
Translation adjustments and other	—	—	—	—	(48,982)	(48,982)
Pension liability adjustments, net	—	—	—	—	4,010	4,010
Cash dividends	—	—	—	(23,749)	—	(23,749)
Repurchases of common stock	(921)	(921)	—	(34,421)	—	(35,342)
Stock-based compensation	15	15	10,854	—	—	10,869
Balance, January 1, 2022	98,430	$98,430	$1,642,521	$2,686,018	$(223,743)	$4,203,226

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,	January 1,
	2022	2022

	(Thousands)
Cash flows from operating activities:
Net income	$428,147	$262,139

Non-cash and other reconciling items:
Depreciation	39,411	43,876
Amortization	4,294	8,964
Amortization of operating lease assets	26,414	27,426
Deferred income taxes	(15,581)	(4,451)
Stock-based compensation	21,338	19,556
Other, net	7,199	10,281
Changes in (net of effects from businesses acquired and divested):
Receivables	(469,650)	(558,702)
Inventories	(686,884)	(359,755)
Accounts payable	(341,210)	328,574
Accrued expenses and other, net	20,021	(41,117)
Net cash flows used for operating activities	(966,501)	(263,209)

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	352,200	190,400
Borrowings under senior unsecured credit facility, net	1,132,245	109,669
Borrowings (repayments) under bank credit facilities and other debt, net	47,712	(1,550)
Repurchases of common stock	(221,282)	(45,570)
Dividends paid on common stock	(53,304)	(47,642)
Other, net	(1,048)	(6,069)
Net cash flows provided by financing activities	1,256,523	199,238

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,436)	(22,116)
Other, net	(16,279)	68,270
Net cash flows (used) provided by investing activities	(127,715)	46,154

Effect of currency exchange rate changes on cash and cash equivalents	8,778	(14,056)

Cash and cash equivalents:
— increase (decrease)	171,085	(31,873)
— at beginning of period	153,693	199,691
— at end of period	$324,778	$167,818

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

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606 as if it had originated the contracts. The Company’s early adoption of ASU 2021-08 at the beginning of fiscal year 2023 did not have an impact on the Company’s Consolidated Financial Statements as the Company did not have any business combinations in the first six months of fiscal 2023.

Recently issued accounting pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new pronouncement requires disclosure of key terms of the programs, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligations during the annual period. The guidance is effective for the Company in the first quarter of fiscal 2024, except for the rollforward, which is effective in fiscal 2025. Early adoption is permitted. The Company is currently evaluating any impact from adoption of this pronouncement.

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	December 31,	July 2,
	2022	2022

	(Thousands)
Receivables	$4,895,907	$4,414,904
Allowance for Credit Losses	(106,505)	(113,902)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2023 and fiscal 2022:

	December 31,	January 1,
	2022	2022

	(Thousands)
Balance at beginning of the period	$113,902	$88,160
Credit Loss Provisions	4,803	8,391
Credit Loss Recoveries	(456)	(321)
Receivables Write Offs	(12,476)	(4,930)
Foreign Currency Effect and Other	732	(1,726)
Balance at end of the period	$106,505	$89,574

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the six months ended December 31, 2022.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 2, 2022 (1)	$291,526	$467,307	$758,833
Foreign currency translation	569	(4,372)	(3,803)
Carrying value at December 31, 2022 (1)	$292,095	$462,935	$755,030
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

Intangible Assets

The net book value of intangible assets were $8.2 million as of December 31, 2022, which is not material to the consolidated financial statements. Intangible asset amortization expense was $1.5 million and $3.8 million for the second quarters of fiscal 2023 and 2022, respectively, and $4.3 million and $9.0 million for the first six months of fiscal 2023 and 2022, respectively.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	December 31,	July 2,	December 31,	July 2,
	2022	2022	2022	2022

	Interest Rate		Carrying Balance
Other short-term debt	4.85%	2.09%	$209,401	$174,422
Short-term debt			$209,401	$174,422

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	December 31,	July 2,	December 31,	July 2,
	2022	2022	2022	2022

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	5.21%	2.55%	$650,000	$297,800
Credit Facility (due August 2027)	4.37%	—	1,189,742	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,989,742	1,447,800
Discount and debt issuance costs – unamortized			(9,919)	(10,400)
Long-term debt			$2,979,823	$1,437,400

In December 2022, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to a maximum of $650 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.28 billion and $1.12 billion at December 31, 2022, and July 2, 2022, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

In August 2022, the Company amended and extended its five-year $1.25 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of December 31, 2022, and July 2, 2022, there were $1.0 million and $1.2 million, respectively, in letters of credit issued under the Credit Facility. Subject to certain conditions, the Credit Facility may be increased up to $1.50 billion through an amendment, which the Company obtained in November 2022. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of December 31, 2022, and July 2, 2022.

As of December 31, 2022, the carrying value and fair value of the Company’s total debt was $3.19 billion and $3.08 billion, respectively. At July 2, 2022, the carrying value and fair value of the Company’s total debt was $1.61 billion and $1.55 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 15 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022
Operating lease cost	$16,917	$17,129	$33,482	$34,975
Variable lease cost	5,715	6,733	12,028	12,851
Total lease cost	$22,632	$23,862	$45,510	$47,826

Future minimum operating lease payments as of December 31, 2022, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2023	$32,757
2024	53,201
2025	42,838
2026	33,816
2027	22,376
Thereafter	114,900
Total future operating lease payments	299,888
Total imputed interest on operating lease liabilities	(47,958)
Total operating lease liabilities	$251,930

Other information pertaining to operating leases consists of the following:

	Six Months Ended
	December 31,	January 1,
	2022	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.4	8.9
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended
	December 31,	January 1,
	2022	2022
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$28,463	$29,456
Operating lease assets obtained from new operating lease liabilities	29,640	13,478

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value through the consolidated statements of operations primarily within “Other income, net.” The fair value of forward foreign exchange contracts, which are based upon Level 2 criteria under the ASC 820 fair value hierarchy, are classified in the captions “Prepaid and other current assets” or “Accrued expenses and other,” as applicable, in the accompanying consolidated balance sheets as of December 31, 2022, and July 2, 2022. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists.

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

The fair values of forward foreign currency exchange contracts not receiving hedge accounting treatment recorded in the Company’s consolidated balance sheets are as follows:

	December 31,	July 2,
	2022	2022

	(Thousands)
Prepaid and other current assets	$59,693	$24,907
Accrued expenses and other	36,536	29,663

The amounts recorded to other (expense) income, net, related to derivative financial instruments for economic hedges are as follows:

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands)
Net derivative financial instrument gain (loss)	$11,543	$(7,012)	$11,184	$(15,783)

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

As of December 31, 2022, and July 2, 2022, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlement

During the second quarter of fiscal 2023, the Company recorded a gain on legal settlement of $61.7 million in connection with the settlement of claims filed against certain manufacturers of capacitors. As of December 31, 2022, the Company has received $51.2 million in cash related to these settlements, which were classified as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

8. Income taxes

The Company’s effective tax rate on its income before taxes was 19.5% in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, the Company’s effective tax rate was favorably impacted primarily by (i) decreases to unrecognized tax benefit reserves, partially offset by (ii) the mix of income in higher tax jurisdictions.

During the second quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 21.4%. During the second quarter of fiscal 2022, there were no individual items impacting the Company’s effective tax rate.

For the first six months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.0%. The effective tax rate for the first six months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions, partially offset by (ii) decreases to unrecognized tax benefit reserves.

During the first six months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 22.2%. The effective tax rate for the first six months of fiscal 2022 was unfavorably impacted primarily by increases to valuation allowances.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands)
Service cost	$3,004	$3,751	$6,008	$7,503
Total net periodic pension cost within selling, general and administrative expenses	3,004	3,751	6,008	7,503

Interest cost	6,683	3,947	13,365	7,894
Expected return on plan assets	(12,215)	(12,284)	(24,430)	(24,568)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	618	4,086	1,235	8,172
Total net periodic pension benefit within other income, net	(4,913)	(4,250)	(9,828)	(8,500)

Net periodic pension benefit	$(1,909)	$(499)	$(3,820)	$(997)

The Company made $4.0 million of contributions during the first six months of fiscal 2023 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2023.

10. Shareholders’ equity

Share repurchase program

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors such as share price, expected liquidity, expected compliance with financial debt convents, corporate and regulatory requirements, and prevailing market conditions. During the second quarter of fiscal 2023, the Company repurchased 1.6 million shares under this program for a total cost of $64.4 million. As of December 31, 2022, the Company had $319.0 million remaining under its share repurchase authorization.

Common stock dividend

In November 2022, the Company’s Board of Directors approved a dividend of $0.29 per common share and dividend payments of $26.3 million were made in December 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands, except per share data)
Numerator:
Net income	$243,886	$150,821	$428,147	$262,139

Denominator:
Weighted average common shares for basic earnings per share	91,192	99,032	92,621	99,340
Net effect of dilutive stock-based compensation awards	1,563	1,254	1,574	1,361
Weighted average common shares for diluted earnings per share	92,755	100,286	94,195	100,701
Basic earnings per share	$2.67	$1.52	$4.62	$2.64
Diluted earnings per share	$2.63	$1.50	$4.55	$2.60
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	174	927	174	880

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 31,	January 1,
	2022	2022

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$11,086	$5,547
Non-cash Financing Activities:
Unsettled share repurchases	—	$275
Supplemental Cash Flow Information:
Interest	$110,167	$49,192
Income tax net payments	110,401	74,889

Included in cash and cash equivalents as of December 31, 2022, and July 2, 2022, was $4.4 million and $5.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”). EC markets and sells (i) semiconductors, (ii) interconnect, passive and electromechanical devices, and (iii) integrated components, to a diverse customer base serving many end-markets. Farnell distributes electronic components and industrial products to a diverse customer base utilizing multi-channel sales and marketing resources.

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands)
Sales:
Electronic Components	$6,309,494	$5,424,349	$12,633,717	$10,553,846
Farnell	408,027	440,868	833,937	896,066
	6,717,521	5,865,217	13,467,654	11,449,912
Operating income:
Electronic Components	$296,709	$188,904	$563,962	$351,366
Farnell	36,905	60,189	88,516	109,781
	333,614	249,093	652,478	461,147
Corporate	(33,100)	(33,625)	(58,669)	(66,925)
Restructuring, integration and other expenses	—	—	—	(5,272)
Amortization of acquired intangible assets and other	(1,541)	(3,796)	(4,300)	(9,035)
Operating income	$298,973	$211,672	$589,509	$379,915

Sales, by geographic area:
Americas (1)	$1,681,177	$1,391,567	$3,360,079	$2,650,377
EMEA (2)	2,255,878	1,840,789	4,385,418	3,588,368
Asia (3)	2,780,466	2,632,861	5,722,157	5,211,167
Sales	$6,717,521	$5,865,217	$13,467,654	$11,449,912

(1)

Includes sales from the United States of $1.57 billion and $1.29 billion for the second quarters ended December 31, 2022, and January 1, 2022, respectively. Includes sales from the United States of $3.13 billion and $2.45 billion for the first six months of fiscal 2023 and 2022, respectively.

(2)

Includes sales from Germany and Belgium of $956.5 million and $392.7 million, respectively, for the second quarter ended December 31, 2022; and $1.86 billion and $745.0 million, respectively, for the first six months of fiscal 2023. Includes sales from Germany and Belgium of $740.0 million and $330.7 million, respectively, for the second quarter ended January 1, 2022; and $1.44 billion and $638.3 million, respectively, for the first six months of fiscal 2022.

(3)

Includes sales from China (including Hong Kong), Taiwan and Singapore of $891.5 million, $1.19 billion and $360.9 million, respectively, for the second quarter ended December 31, 2022; and $1.85 billion, $2.46 billion and $754.9 million, respectively, for the first six months of fiscal 2023. Includes sales from China (including Hong Kong), Taiwan and Singapore of $863.0 million, $1.13 billion and $323.5 million, respectively, for the second quarter ended January 1, 2022; and $1.69 billion, $2.33 billion and $587.5 million, respectively, for the first six months of fiscal 2022.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,	July 2,
	2022	2022

	(Thousands)
Property, plant, and equipment, net, by geographic area:
Americas (1)	$105,691	$115,422
EMEA (2)	244,710	170,128
Asia	27,868	29,654
Property, plant, and equipment, net	$378,269	$315,204

(1)	Includes property, plant and equipment, net, of $103.0 million and $112.4 million as of December 31, 2022, and July 2, 2022, respectively, in the United States.

(2)

Includes property, plant and equipment, net, of $142.6 million, $80.6 million and $16.0 million in Germany, the United Kingdom and Belgium, respectively, as of December 31, 2022; and $67.6 million, $79.8 million and $16.7 million in Germany, the United Kingdom and Belgium, respectively, as of July 2, 2022.

14. Restructuring expenses

During fiscal 2022 and prior, the Company incurred restructuring expenses related to various restructuring actions. The remaining restructuring liabilities established during fiscal 2022 and prior were not material as of December 31, 2022.

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

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended December 31, 2022, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Operating income excluding (i) restructuring, integration and other expenses, (see Restructuring, Integration and Other Expenses in this MD&A) and (ii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2022	2022	2022	2022

	(Thousands)
Operating income	$298,973	$211,672	$589,509	$379,915
Restructuring, integration and other expenses	—	—	—	5,272
Amortization of acquired intangible assets and other	1,541	3,796	4,300	9,035
Adjusted operating income	$300,514	$215,468	$593,809	$394,222

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

Results of Operations

Executive Summary

Sales of $6.72 billion in the second quarter of fiscal 2023 were 14.5% higher than the prior year second quarter sales of $5.87 billion. Excluding the impact of changes in foreign currency, sales increased 21.1% as compared to sales in the prior year second quarter.

Gross profit margin of 11.7% decreased 49 basis points compared to 12.2% in the second quarter of fiscal 2022. This decrease is primarily due to differences in product and customer sales mix.

Operating income of $299.0 million was $87.3 million higher than the second quarter of fiscal 2022. Operating income margin was 4.5% in the second quarter of fiscal 2023, as compared to 3.6% in the prior year second quarter. Adjusted operating income margin was 4.5% in the second quarter of fiscal 2023 as compared to 3.7% in the second quarter of fiscal 2022, an increase of 80 basis points. The increase in adjusted operating income margin is primarily the result of the increase in sales and the operating leverage realized from those higher sales.

Sales

The following table presents sales growth rates for the second quarter and six months of fiscal 2023 as compared to fiscal 2022 by geographic region and by operating group.

	Quarter Ended		Six Months Ended
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year	Constant	Year-Year	Constant
	% Change	Currency	% Change	Currency
Avnet	14.5%	21.1%	17.6%	24.9%
Avnet by region
Americas	20.8%	20.8%	26.8%	26.8%
EMEA	22.6	37.6	22.2	39.9
Asia	5.6	9.3	9.8	13.4
Avnet by operating group
EC	16.3%	22.8%	19.7%	27.0%
Farnell	(7.5)	(0.1)	(6.9)	0.8

Sales of $6.72 billion for the second quarter of fiscal 2023 were up $852.3 million, or 14.5%, from the prior year second quarter sales of $5.87 billion. Sales in constant currency in the second quarter of fiscal 2023 increased by 21.1% year over year, reflecting sales growth across all regions driven by continued strong demand for electronic components.

EC sales of $6.31 billion in the second quarter of fiscal 2023 increased $885.1 million or 16.3% from the prior year second quarter sales of $5.42 billion. EC sales increased 22.8% year over year in constant currency, reflecting sales growth in all three regions. The increase in sales in the Company’s EC operating group is primarily due to overall stronger market demand for electronic components, including in the transportation, industrial and aerospace and defense sectors.

Farnell sales for the second quarter of fiscal 2023 were $408.0 million, a decrease of $32.8 million or 7.5% from the prior year second quarter sales of $440.9 million primarily as a result of supply constraints of certain single board computers and from foreign currency translation.

Sales for the first six months of fiscal 2023 were $13.47 billion, an increase of $2.02 billion as compared to sales of $11.45 billion for the first six months of fiscal 2022 driven by strong demand across all regions.

Gross Profit

Gross profit for the second quarter of fiscal 2023 was $784.1 million, an increase of $71.1 million, or 10.0%, from the second quarter of fiscal 2022 gross profit of $713.0 million. Gross profit margin decreased to 11.7% or 49 basis points from the second quarter of fiscal 2022 gross profit margin of 12.2%, primarily due to differences in product and customer sales mix.

Gross profit and gross profit margin was $1.55 billion and 11.5%, respectively, for the first six months of fiscal 2023 as compared with $1.37 billion and 12.0%, respectively, for the first six months of fiscal 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $485.1 million in the second quarter of fiscal 2023, a decrease of $16.2 million, or 3.2%, from the second quarter of fiscal 2022. The year-over-year decrease in SG&A expenses was primarily a result of foreign currency translation from the strengthening of the U.S. Dollar, partially offset by increases in SG&A primarily to support increased sales volumes.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2023, SG&A expenses were 7.2% of sales and 61.9% of gross profit, as compared with 8.6% and 70.3%, respectively, in the second quarter of fiscal 2022. The decrease in SG&A expenses as a percentage of sales and gross profit primarily results from operating leverage created from higher sales without a significant increase in SG&A expenses.

SG&A expenses for the first six months of fiscal 2023 were $962.8 million, or 7.1% of sales, as compared with $987.5 million, or 8.6% of sales, in the first six months of fiscal 2022. SG&A expenses as a percentage of gross profit for the first six months of fiscal 2023 were 62.0% as compared with 71.9% in the first six months of fiscal 2022.

Operating Income

Operating income for the second quarter of fiscal 2023 was $299.0 million, an increase of $87.3 million, from the second quarter of fiscal 2022 operating income of $211.7 million. The year-over-year increase in operating income was primarily driven by the increase in sales and lower SG&A expenses, partially offset by a decline in gross profit margin. Adjusted operating income for the second quarter of fiscal 2023 was $300.5 million, an increase of $85.0 million, or 39.5%, from the second quarter of fiscal 2022.

EC operating income margin increased 122 basis points year over year to 4.7% and Farnell operating income margin decreased 461 basis points year over year to 9.0%. EC’s improvement in operating income margin is a result of increased sales and lower overall SG&A expenses year over year, partially offset by a lower gross profit margin. The decrease in operating income margin at Farnell is primarily driven by a combination of lower sales and a lower gross profit margin, partially offset by lower operating expenses.

Operating income for the first six months of fiscal 2023 was $589.5 million, an increase of $209.6 million, from the first six months of fiscal 2022 operating income of $379.9 million. The year-over-year increase in operating income was primarily driven by the increase in sales and lower SG&A expenses, partially offset by a lower gross profit margin. Adjusted operating income for the first six months of fiscal 2023 was $593.8 million, an increase of $199.6 million, or 50.6%, from the first six months of fiscal 2022.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the second quarter of fiscal 2023 was $59.0 million, an increase of $37.4 million, as compared with interest and other financing expenses of $21.6 million in the second quarter of fiscal 2022. Interest and other financing expenses in the first six months of fiscal 2023 was $104.1 million, an increase of $59.6 million, as compared with interest and other financing expenses of $44.5 million in the first six months of fiscal 2022. The increases in interest and other financing expenses in the second quarter and first six months of fiscal 2023 compared to the second quarter and first six months of fiscal 2022 is primarily a result of higher outstanding borrowings and increases in average borrowing rates during the first six months of fiscal 2023 as compared to the first six months of fiscal 2022.

Gain on Legal Settlement

During the second quarter of fiscal 2023, the Company recorded a gain on legal settlement of $61.7 million before tax, $47.2 million after tax and $0.51 per share on a diluted basis in connection with the settlement of claims filed against certain manufacturers of capacitors.

Income Tax

The Company’s effective tax rate on its income before taxes was 19.5% in the second quarter of fiscal 2023. During the second quarter of fiscal 2023, the Company’s effective tax rate was favorably impacted primarily by (i) decreases to unrecognized tax benefit reserves, partially offset by (ii) the mix of income in higher tax jurisdictions.

During the second quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 21.4%. During the second quarter of fiscal 2022, there were no individual items impacting the Company’s effective tax rate.

For the first six months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.0%. The effective tax rate for the first six months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions, partially offset by (ii) decreases to unrecognized tax benefit reserves.

During the first six months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 22.2%. The effective tax rate for the first six months of fiscal 2022 was unfavorably impacted primarily by increases to valuation allowances.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2023 was $243.9 million, or $2.63 per share on a diluted basis, as compared with $150.8 million, or $1.50 per share on a diluted basis, in the second quarter of fiscal 2022.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2023 was $428.1 million, or $4.55 per share on a diluted basis, as compared with $262.1 million, or $2.60 per share on a diluted basis, in the first six months of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2023, the Company used $966.5 million of cash flow for operations compared to $263.2 million of cash used for operations in the first six months of fiscal 2022. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $1.48 billion during the first six months of fiscal 2023, including increases in accounts receivable of $469.7 million, and in inventories of $686.9 million both to support sales growth in the first six months of fiscal 2023, and a decrease in accounts payable of $341.2 million, partially offset by an increase in accrued expenses and other of $20.0 million. Comparatively, cash used for working capital and other was $631.0 million during the first six months of fiscal 2022, including increases in accounts receivable of $558.7 million and in inventories of $359.8 million, and a decrease in accrued expenses and other of $41.1 million, partially offset by an increase in accounts payable of $328.6 million. Included in accrued liabilities and other, net is $51.2 million of cash received from a gain on legal settlements.

Cash Flow from Financing Activities

During the first six months of fiscal 2023, the Company received net proceeds of $1.13 billion and $352.2 million under the Credit Facility and the Securitization Program, respectively, and $47.7 million under other short-term debt. During the first six months of fiscal 2023, the Company paid dividends on common stock of $53.3 million and repurchased $221.3 million of common stock.

During the first six months of fiscal 2022, the Company received net proceeds of $190.4 million under the Securitization Program, and $109.7 million under the Credit Facility. During the first six months of fiscal 2022, the Company paid dividends on common stock of $47.6 million and repurchased $45.6 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2023, the Company used $111.4 million for capital expenditures primarily to support a new warehouse being built in EMEA as compared to $22.1 million for capital expenditures in the first six months of fiscal 2022. Included in other, net during the first six months of fiscal 2023 is $23.5 million used for other investing activities.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of December 31, 2022. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 31, 2022, and July 2, 2022.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2023 was $209.4 million.

As an alternative form of liquidity outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are recorded within “Interest and other financing expenses, net” and were not material to the consolidated financial statements.

Liquidity

The Company held cash and cash equivalents of $324.8 million as of December 31, 2022, of which $230.0 million was held outside the United States. As of July 2, 2022, the Company held cash and cash equivalents of $153.7 million, of which $60.4 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company used $922.6 million in cash flows for operating activities over the trailing four fiscal quarters ended December 31, 2022.

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

As of the end of the second quarter of fiscal 2023, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Securitization Program. There were $1.19 billion of borrowings outstanding and $1.0 million in letters of credit issued under the Credit Facility, and $650.0 million outstanding under the Securitization Program, resulting in approximately $309.3 million of total committed availability as of December 31, 2022. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the second quarter and first six months of fiscal 2023, the Company had an average daily balance outstanding of approximately $1.20 billion and $1.04 billion, respectively, under the Credit Facility and approximately $485.2 million and $464.7 million, respectively, under the Securitization Program.

As of December 31, 2022, the Company may repurchase up to an aggregate of $319.0 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the second quarter of fiscal 2023, the Company repurchased $64.4 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2023, the Board of Directors approved a dividend of $0.29 per share, which resulted in $26.3 million of dividend payments during the quarter.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows through the liquidation of working capital in the future and available borrowing capacity, including capacity for the non-recourse sale of trade accounts receivable will be sufficient to meet its future liquidity needs. Additionally, the Company believes that it has sufficient access to additional liquidity from the capital markets if necessary.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 31, 2022, approximately 36% of the Company’s debt bears interest at a fixed rate and 64% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $5.1 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2023.

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

During the second quarter of fiscal 2023, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2022, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 31, 2022, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock. The authorization amount includes the amount remaining under the previous share repurchase plan approved in August 2011, as last amended in August 2019. The following table includes the Company’s monthly purchases of the Company’s common stock during the second quarter of fiscal 2023, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October 2 – October 29	1,150,198	$38.48	1,150,198	$339,120,000
October 30 – November 26	479,129	$42.08	479,129	$318,959,000
November 27 – December 31	—	$—	—	$318,959,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1

Amendment No. 6 to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 16, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2022).

10.2*

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as the administrative agent, and each lender party thereto.

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

Date: February 3, 2023

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer