Form 10-Q
period 2023-04-01
AVNET INC
filed 2023-05-05
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of April 29, 2023, the total number of shares outstanding of the registrant’s Common Stock was 91,399,349 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1,	July 2,
	2023	2022

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$185,937	$153,693
Receivables	4,670,636	4,301,002
Inventories	5,354,009	4,244,148
Prepaid and other current assets	232,956	177,783
Total current assets	10,443,538	8,876,626
Property, plant and equipment, net	400,320	315,204
Goodwill	770,906	758,833
Operating lease assets	222,852	227,138
Other assets	271,694	210,731
Total assets	$12,109,310	$10,388,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$76,335	$174,422
Accounts payable	3,136,862	3,431,683
Accrued expenses and other	704,684	591,020
Short-term operating lease liabilities	51,869	54,529
Total current liabilities	3,969,750	4,251,654
Long-term debt	3,032,864	1,437,400
Long-term operating lease liabilities	192,519	199,418
Other liabilities	278,576	307,300
Total liabilities	7,473,709	6,195,772
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 91,414,383 shares and 95,701,630 shares, respectively	91,414	95,702
Additional paid-in capital	1,678,673	1,656,907
Retained earnings	3,249,912	2,921,399
Accumulated other comprehensive loss	(384,398)	(481,248)
Total shareholders’ equity	4,635,601	4,192,760
Total liabilities and shareholders’ equity	$12,109,310	$10,388,532

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Sales	$6,514,619	$6,488,143	$19,982,273	$17,938,055
Cost of sales	5,702,771	5,675,110	17,618,151	15,752,295
Gross profit	811,848	813,033	2,364,122	2,185,760
Selling, general and administrative expenses	498,219	512,364	1,460,984	1,499,904
Russian-Ukraine conflict related expenses	—	26,261	—	26,261
Restructuring, integration and other expenses	—	—	—	5,272
Operating income	313,629	274,408	903,138	654,323
Other income (expense), net	1,653	(469)	3,452	858
Interest and other financing expenses, net	(71,695)	(25,914)	(175,813)	(70,388)
Gain on legal settlements (Note 7)	—	—	61,705	—
Income before taxes	243,587	248,025	792,482	584,793
Income tax expense	56,161	64,608	176,910	139,237
Net income	$187,426	$183,417	$615,572	$445,556

Earnings per share:
Basic	$2.05	$1.86	$6.67	$4.50
Diluted	$2.03	$1.84	$6.58	$4.44

Shares used to compute earnings per share:
Basic	91,436	98,659	92,226	99,113
Diluted	92,456	99,486	93,616	100,296
Cash dividends paid per common share	$0.29	$0.26	$0.87	$0.74

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands)
Net income	$187,426	$183,417	$615,572	$445,556
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	60,082	(66,033)	101,671	(144,052)
Cross-currency swap	(15,407)	—	(15,407)
Pension adjustments, net	387	4,009	10,586	12,032
Total other comprehensive income (loss), net of tax	45,062	(62,024)	96,850	(132,020)
Total comprehensive income	$232,488	$121,393	$712,422	$313,536

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Other comprehensive loss	—	—	—	—	(191,797)	(191,797)
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	92,329	1,665,846	2,934,205	(673,045)	4,019,335
Net income	—	—	—	243,886	—	243,886
Other comprehensive income	—	—	—	—	243,585	243,585
Cash dividends	—	—	—	(26,307)	—	(26,307)
Repurchases of common stock	(1,629)	(1,629)	—	(62,795)	—	(64,424)
Stock-based compensation	35	35	13,553	—	—	13,588
Balance, December 31, 2022	90,735	90,735	1,679,399	3,088,989	(429,460)	4,429,663
Net income	—	—	—	187,426	—	187,426
Other comprehensive income	—	—	—	—	45,062	45,062
Cash dividends	—	—	—	(26,503)	—	(26,503)
Stock-based compensation	679	679	(726)	—	—	(47)
Balance, April 1, 2023	91,414	$91,414	$1,678,673	$3,249,912	$(384,398)	$4,635,601

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	111,318	—	111,318
Other comprehensive loss	—	—	—	—	(25,024)	(25,024)
Cash dividends	—	—	—	(23,893)	—	(23,893)
Repurchases of common stock	(275)	(275)	—	(10,228)	—	(10,503)
Stock-based compensation	10	10	9,507	—	—	9,517
Balance, October 2, 2021	99,336	99,336	1,631,667	2,593,367	(178,771)	4,145,599
Net income	—	—	—	150,821	—	150,821
Other comprehensive loss	—	—	—	—	(44,972)	(44,972)
Cash dividends	—	—	—	(23,749)	—	(23,749)
Repurchases of common stock	(921)	(921)	—	(34,421)	—	(35,342)
Stock-based compensation	15	15	10,854	—	—	10,869
Balance, January 1, 2022	98,430	98,430	1,642,521	2,686,018	(223,743)	4,203,226
Net income	—	—	—	183,417	—	183,417
Other comprehensive loss	—	—	—	—	(62,024)	(62,024)
Cash dividends	—	—	—	(25,612)	—	(25,612)
Repurchases of common stock	(1,101)	(1,101)	—	(44,031)	—	(45,132)
Stock-based compensation	651	651	2,194	—	—	2,845
Balance, April 2, 2022	97,980	$97,980	$1,644,715	$2,799,792	$(285,767)	$4,256,720

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	April 1,	April 2,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income	$615,572	$445,556

Non-cash and other reconciling items:
Depreciation	59,870	65,719
Amortization	5,169	12,034
Amortization of operating lease assets	39,962	40,298
Deferred income taxes	(11,053)	1,423
Stock-based compensation	30,057	28,638
Other, net	7,986	47,667
Changes in (net of effects from businesses acquired and divested):
Receivables	(320,097)	(880,957)
Inventories	(1,033,381)	(549,999)
Accounts payable	(331,352)	628,822
Accrued expenses and other, net	(10,974)	141,381
Net cash flows used for operating activities	(948,241)	(19,418)

Cash flows from financing activities:
Issuance of notes, net of discounts	498,615	—
Borrowings under accounts receivable securitization, net	261,000	57,400
Borrowings under senior unsecured credit facility, net	763,991	—
Borrowings (repayments) under bank credit facilities and other debt, net	(90,256)	117,982
Repurchases of common stock	(221,282)	(88,952)
Dividends paid on common stock	(79,807)	(73,253)
Other, net	(9,814)	(16,853)
Net cash flows provided by (used for) financing activities	1,122,447	(3,676)

Cash flows from investing activities:
Purchases of property, plant and equipment	(137,804)	(33,679)
Proceeds from liquidation of Company owned life insurance policies	—	84,343
Other, net	(16,326)	724
Net cash flows (used) provided by investing activities	(154,130)	51,388

Effect of currency exchange rate changes on cash and cash equivalents	12,168	(28,528)

Cash and cash equivalents:
— increase (decrease)	32,244	(234)
— at beginning of period	153,693	199,691
— at end of period	$185,937	$199,457

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income, and cash flows. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to fiscal 2022 balances to correspond to the fiscal 2023 consolidated financial statement presentation.

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

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606 as if it had originated the contracts. The Company’s early adoption of ASU 2021-08 at the beginning of fiscal year 2023 did not have an impact on the Company’s Consolidated Financial Statements as the Company did not have any business combinations in the first nine months of fiscal 2023.

Recently issued accounting pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new pronouncement requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The guidance is effective for the Company in the first quarter of fiscal 2024, except for the amendment on roll-forward information, which is effective in fiscal 2025. The Company is currently evaluating any impact from the adoption of this pronouncement.

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	April 1,	July 2,
	2023	2022

	(Thousands)
Receivables	$4,780,858	$4,414,904
Allowance for Credit Losses	(110,222)	(113,902)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2023 and fiscal 2022:

	April 1,	April 2,
	2023	2022

	(Thousands)
Balance at beginning of the period	$113,902	$88,160
Credit Loss Provisions	9,079	21,746
Russian-Ukraine conflict Credit Loss Provisions	—	17,202
Credit Loss Recoveries	(140)	(300)
Receivables Write Offs	(14,868)	(9,194)
Foreign Currency Effect and Other	2,249	(2,623)
Balance at end of the period	$110,222	$114,991

During the first nine months of fiscal 2022, the Company incurred $26.3 million of expense, primarily related to $17.2 million of credit loss provisions associated with accounts receivable from Russian customers that were no longer considered collectible. The remaining $9.1 million of expenses were related to product write downs and other costs associated with the wind-down of the Company’s business operations in Russia and Ukraine.

3. Goodwill and intangible assets

Goodwill

The following table presents the change in goodwill by reportable segment for the nine months ended April 1, 2023.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 2, 2022 (1)	$291,526	$467,307	$758,833
Foreign currency translation	4,134	7,939	12,073
Carrying value at April 1, 2023 (1)	$295,660	$475,246	$770,906
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

Intangible Assets

The net book value of intangible assets was $7.4 million as of April 1, 2023, which is not material to the consolidated financial statements. Intangible asset amortization expense was $0.9 million and $3.1 million for the third quarters of fiscal 2023 and 2022, respectively, and $5.2 million and $12.0 million for the first nine months of fiscal 2023 and 2022, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	April 1,	July 2,	April 1,	July 2,
	2023	2022	2023	2022

	Interest Rate		Carrying Balance
Other short-term debt	4.56%	2.09%	$76,335	$174,422
Short-term debt			$76,335	$174,422

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	April 1,	July 2,	April 1,	July 2,
	2023	2022	2023	2022

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	5.65%	2.55%	$558,800	$297,800
Credit Facility (due August 2027)	4.61%	—	838,629	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	—	500,000	—
Long-term debt before discount and debt issuance costs			3,047,429	1,447,800
Discount and debt issuance costs – unamortized			(14,565)	(10,400)
Long-term debt			$3,032,864	$1,437,400

In December 2022, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $650 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.21 billion and $1.12 billion at April 1, 2023, and July 2, 2022, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2022, the Company amended and extended its five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of April 1, 2023, and July 2, 2022, there were $1.0 million and $1.2 million, respectively, in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of April 1, 2023, and July 2, 2022.

In March 2023, the Company issued $500.0 million in aggregate principal amount of 6.250% Notes due 2028. The related discount and issuance costs will be amortized to interest expense over the term of the notes and are not considered material to the consolidated financial statements. Interest is payable semi-annually, in arrears, in March and September, commencing September 2023.

As of April 1, 2023, the carrying value and fair value of the Company’s total debt was $3.11 billion and $3.04 billion, respectively. At July 2, 2022, the carrying value and fair value of the Company’s total debt was $1.61 billion and $1.55 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 15 years. The Company’s equipment leases are primarily for automobiles and equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
Operating lease cost	$14,354	$17,220	$47,836	$52,196
Variable lease cost	5,043	6,853	17,071	19,704
Total lease cost	$19,397	$24,073	$64,907	$71,900

Future minimum operating lease payments as of April 1, 2023, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2023	$17,356
2024	55,302
2025	44,128
2026	34,699
2027	22,835
Thereafter	116,335
Total future operating lease payments	290,655
Total imputed interest on operating lease liabilities	(46,267)
Total operating lease liabilities	$244,388

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other information pertaining to operating leases consists of the following:

	Nine Months Ended
	April 1,	April 2,
	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.4	8.8
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended
	April 1,	April 2,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$43,030	$43,109
Operating lease assets obtained from new operating lease liabilities	34,318	25,897

6. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. This foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s foreign operations transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asian foreign currencies.

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign exchange contracts are based upon Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

During the third quarter of fiscal 2023, the Company entered into a fixed-to-fixed rate cross currency swap (the “cross-currency swap”) with a notional amount of $500.0 million, or €472.6 million, that is set to mature in March 2028. The Company designated this derivative contract as a net investment hedge of its European operations and elected the spot method for measuring hedge effectiveness. Changes in fair value of the cross-currency swap is presented in Accumulated other comprehensive income in the Consolidated Balance Sheets. Amounts related to the cross-currency swap recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in Interest and other financing expenses, net, on the Consolidated Statements of Operations. The fair value of the cross-currency swaps are based upon Level 2 criteria under the ASC 820 fair value hierarchy.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company uses these derivative financial instruments to manage risks associated with foreign currency exchange rates and interest rates. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The locations and fair values of the Company’s derivative financial instruments in the Company’s Consolidated Balance Sheets are as follows:

	April 1,	July 2,
	2023	2022

	(Thousands)
Economic hedges
Prepaid and other current assets	$50,627	$24,907
Accrued expenses and other	30,785	29,663
Cross-currency swap
Other liabilities	$15,407	—

The locations of derivative financial instruments on the Company’s Consolidated Statements of Operations are as follows:

		Third Quarters Ended		Nine Months Ended
		April 1,	April 2,	April 1,	April 2,
		2023	2022	2023	2022

		(Thousands)
Economic hedges	Other expense, net	$18,359	$(8,777)	$29,543	$(24,560)
Cross currency swap	Interest and other financing expense, net	(524)	—	(524)	—

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

As of April 1, 2023, and July 2, 2022, the Company had aggregate estimated liabilities of $14.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gain on Legal Settlements

During the second quarter of fiscal 2023, the Company recorded a gain on legal settlements of $61.7 million in connection with the settlement of claims filed against certain manufacturers of capacitors. As of April 1, 2023, the Company has received $51.2 million in cash related to these settlements, which were classified as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

8. Income taxes

The below discussion of the effective tax rate for the periods presented in the statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 23.1% in the third quarter of fiscal 2023. During the third quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) U.S state taxes and (ii) the mix of income in higher tax jurisdictions, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

During the third quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 26.0%. During the third quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.

For the first nine months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.3%. The effective tax rate for the first nine months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) U.S. state taxes, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

During the first nine months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.8%. The effective tax rate for the first nine months of fiscal 2022 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) increases to valuation allowances.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands)
Service cost	$3,003	$3,752	$9,011	$11,255
Total net periodic pension cost within selling, general and administrative expenses	3,003	3,752	9,011	11,255

Interest cost	6,682	3,947	20,047	11,841
Expected return on plan assets	(12,215)	(12,284)	(36,645)	(36,852)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	617	4,085	1,852	12,257
Total net periodic pension benefit within other income (expense), net	(4,915)	(4,251)	(14,743)	(12,751)

Net periodic pension benefit	$(1,912)	$(499)	$(5,732)	$(1,496)

The Company made $6.0 million of contributions during the first nine months of fiscal 2023 and expects to make additional contributions to the Plan of $2.0 million in the fourth quarter of fiscal 2023.

10. Shareholders’ equity

Share repurchase program

During the third quarter of fiscal 2023, the Company did not repurchase any shares under this program. As of April 1, 2023, the Company had $319.0 million remaining under its share repurchase authorization.

Common stock dividend

In February 2023, the Company’s Board of Directors approved a dividend of $0.29 per common share and dividend payments of $26.5 million were made in March 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands, except per share data)
Numerator:
Net income	$187,426	$183,417	$615,572	$445,556

Denominator:
Weighted average common shares for basic earnings per share	91,436	98,659	92,226	99,113
Net effect of dilutive stock-based compensation awards	1,020	827	1,390	1,183
Weighted average common shares for diluted earnings per share	92,456	99,486	93,616	100,296
Basic earnings per share	$2.05	$1.86	$6.67	$4.50
Diluted earnings per share	$2.03	$1.84	$6.58	$4.44
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	128	263	146	311

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	April 1,	April 2,
	2023	2022

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$21,322	$5,393
Non-cash Financing Activities:
Unsettled share repurchases	—	$2,025
Supplemental Cash Flow Information:
Interest	$172,425	$65,514
Income tax payments, net	154,997	111,351

Included in cash and cash equivalents as of April 1, 2023, and July 2, 2022, was $4.4 million and $5.4 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands)
Sales:
Electronic Components	$6,059,635	$6,019,094	$18,693,353	$16,572,940
Farnell	454,984	469,049	1,288,920	1,365,115
	6,514,619	6,488,143	19,982,273	17,938,055
Operating income:
Electronic Components	$305,244	$265,017	$869,206	$616,383
Farnell	40,911	69,817	129,428	179,598
	346,155	334,834	998,634	795,981
Corporate expenses	(31,650)	(31,091)	(90,321)	(98,016)
Restructuring, integration and other expenses	—	—	—	(5,272)
Russian-Ukraine conflict related expenses	—	(26,261)	—	(26,261)
Amortization of acquired intangible assets and other	(876)	(3,074)	(5,175)	(12,109)
Operating income	$313,629	$274,408	$903,138	$654,323

Sales, by geographic area:
Americas	$1,714,943	$1,627,251	$5,075,022	$4,277,630
EMEA	2,393,406	2,185,728	6,778,823	5,774,095
Asia	2,406,270	2,675,164	8,128,428	7,886,330
Sales	$6,514,619	$6,488,143	$19,982,273	$17,938,055

14. Restructuring expenses

During fiscal 2022 and prior, the Company incurred restructuring expenses related to various restructuring actions. The remaining restructuring liabilities established during fiscal 2022 and prior were not material as of April 1, 2023.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. You can find many of these statements by looking for words like “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises, including COVID-19; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors, including supply shortages; relationships with key suppliers and allocations of products by suppliers, including increased non-cancellable/non-returnable orders; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to the ability to repatriate cash, foreign currency fluctuations, inflation, duties and taxes, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crisis, and warehouse modernization and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended April 1, 2023, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Operating income excluding (i) restructuring, integration and other expenses, (ii) Russian-Ukraine conflict related expenses, and (iii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(Thousands)
Operating income	$313,629	$274,408	$903,138	$654,323
Restructuring, integration and other expenses	—	—	—	5,272
Russian-Ukraine conflict related expenses	—	26,261	—	26,261
Amortization of acquired intangible assets and other	876	3,074	5,175	12,109
Adjusted operating income	$314,505	$303,743	$908,313	$697,965

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

OVERVIEW

Organization

Avnet, Inc., including its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global technology distributor and solutions provider. Avnet has served customers’ evolving needs for an entire century. Avnet supports customers at each stage of a product’s lifecycle, from idea to design and from prototype to production. Avnet’s position at the center of the technology value chain enables it to accelerate the design and supply stages of product development so customers can realize revenue faster. Decade after decade, Avnet helps its customers and suppliers around the world realize the transformative possibilities of technology. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

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

Results of Operations

Executive Summary

Sales of $6.51 billion in the third quarter of fiscal 2023 were 0.4% higher than the prior year third quarter sales of $6.49 billion. Excluding the impact of changes in foreign currency, sales increased 3.4% as compared to sales in the prior year third quarter with both EC and Farnell contributing to the increase.

Gross profit of $811.8 million and gross profit margin of 12.5% in the third quarter of fiscal 2023 were relatively flat compared to gross profit of $813.0 million and gross profit margin of 12.5% in the third quarter of fiscal 2022.

Operating income of $313.6 million was $39.2 million or 14.3% higher than the prior year third quarter operating income of $274.4 million. Operating income margin was 4.8% in the third quarter of fiscal 2023, as compared to 4.2% in the third quarter of fiscal 2022, an increase of 58 basis points. The increase in operating income margin is primarily the result of the decrease in operating expenses including the impact of foreign currency due to the strengthening of the U.S. Dollar compared to the prior year.

Sales

The following table presents sales growth rates for the third quarter and first nine months of fiscal 2023 as compared to fiscal 2022 by geographic region and by operating group.

	Quarter Ended		Nine Months Ended
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year	Constant	Year-Year	Constant
	% Change	Currency	% Change	Currency
Avnet	0.4%	3.4%	11.4%	17.1%
Avnet by region
Americas	5.4%	5.4%	18.6%	18.6%
EMEA	9.5	15.4	17.4	30.6
Asia	(10.1)	(8.0)	3.1	6.1
Avnet by operating group
EC	0.7%	3.5%	12.8%	18.4%
Farnell	(3.0)	1.4	(5.6)	1.0

Sales of $6.51 billion for the third quarter of fiscal 2023 were up $26.5 million or 0.4% from the prior year third quarter sales of $6.49 billion. Sales in constant currency in the third quarter of fiscal 2023 increased by 3.4% year over year, reflecting sales growth in the Americas and EMEA regions, offset by seasonal declines in Asia primarily due to the typical impact of the Lunar New Year holidays.

EC sales of $6.06 billion in the third quarter of fiscal 2023 increased $40.5 million or 0.7% from the prior year third quarter sales of $6.02 billion. EC sales increased 3.5% year over year in constant currency. The increase in sales in the Company’s EC operating group is primarily due to overall stronger market demand and pricing for electronic components in the aerospace and defense, transportation, and industrial sectors.

Farnell sales for the third quarter of fiscal 2023 were $455.0 million, a decrease of $14.1 million or 3.0% from the prior year third quarter sales of $469.0 million. Farnell sales in constant currency in the third quarter of fiscal 2023 increased by 1.4% year over year.

Sales for the first nine months of fiscal 2023 were $19.98 billion, an increase of $2.04 billion as compared to sales of $17.94 billion for the first nine months of fiscal 2022, driven by strong demand across all regions in the EC operating group.

Gross Profit

Gross profit for the third quarter of fiscal 2023 was $811.8 million, a decrease of $1.2 million or 0.2% from the third quarter of fiscal 2022 gross profit of $813.0 million. Gross profit margin of 12.5% was essentially flat with the third quarter of fiscal 2022. EC gross profit margin increased year over year primarily due to a higher percentage of sales coming from the higher-margin western regions. Sales in the higher gross profit margin western regions represented approximately 63% of sales in the third quarter of fiscal 2023 as compared to 59% during the third quarter of fiscal 2022. Farnell gross profit margin decreased year over year primarily driven by changes in market pricing and differences in product mix.

Gross profit and gross profit margin were $2.36 billion and 11.8%, respectively, for the first nine months of fiscal 2023 as compared with $2.19 billion and 12.2%, respectively, for the first nine months of fiscal 2022. The decline in gross profit margin during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 is primarily due to unfavorable changes in product and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $498.2 million in the third quarter of fiscal 2023, a decrease of $14.1 million or 2.8% from the third quarter of fiscal 2022. The year-over-year decrease in SG&A expenses was primarily a result of foreign currency translation from a strengthening U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2023, SG&A expenses were 7.7% of sales and 61.4% of gross profit, as compared with 7.9% and 63.0%, respectively, in the third quarter of fiscal 2022. The year-over-year decrease in SG&A expense as a percentage of both sales and gross profit is primarily due to lower operating expenses and operating leverage realized with recent sales growth.

SG&A expenses for the first nine months of fiscal 2023 were $1.46 billion, or 7.3% of sales, as compared with $1.50 billion, or 8.4% of sales, in the first nine months of fiscal 2022. SG&A expenses as a percentage of gross profit for the first nine months of fiscal 2023 were 61.8% as compared with 68.6% in the first nine months of fiscal 2022. The decrease in SG&A expenses as a percentage of sales and gross profit is primarily due to operating leverage created from higher sales and from decreases in SG&A expenses primarily due to foreign currency translation from the strengthening of the U.S. Dollar.

Russian-Ukraine Conflict Related Expenses

During the third quarter of fiscal 2022, the Company incurred $26.3 million of costs associated with the Russian-Ukraine conflict, primarily comprised of $17.2 million of expense for credit loss reserves for trade accounts receivable from Russian customers that are no longer considered collectible. The remaining expense is primarily related to product write-downs for Russia based customers and other Russian business operation wind-down costs.

Operating Income

Operating income for the third quarter of fiscal 2023 was $313.6 million, an increase of $39.2 million, from the third quarter of fiscal 2022 operating income of $274.4 million. The year-over-year increase in operating income was primarily driven by the increase in sales and lower SG&A expenses. Adjusted operating income for the third quarter of fiscal 2023 was $314.5 million, an increase of $10.8 million or 3.5% from the third quarter of fiscal 2022.

EC operating income margin increased 64 basis points year over year to 5.0% and Farnell operating income margin decreased 589 basis points year over year to 9.0%. EC’s improvement in operating income margin is a result of increased sales and lower overall SG&A expenses year over year. The decrease in operating income margin at Farnell is primarily driven by a combination of lower sales and a lower gross profit margin, partially offset by lower operating expenses.

Operating income for the first nine months of fiscal 2023 was $903.1 million, an increase of $248.8 million from the first nine months of fiscal 2022 operating income of $654.3 million. The year-over-year increase in operating income was primarily driven by the increase in sales and lower SG&A expenses, partially offset by a lower gross profit margin. Adjusted operating income for the first nine months of fiscal 2023 was $908.3 million, an increase of $210.3 million or 30.1% from the first nine months of fiscal 2022.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the third quarter of fiscal 2023 was $71.7 million, an increase of $45.8 million, as compared with interest and other financing expenses of $25.9 million in the third quarter of fiscal 2022. Interest and other financing expenses in the first nine months of fiscal 2023 was $175.8 million, an increase of $105.4 million, as compared with interest and other financing expenses of $70.4 million in the first nine months of fiscal 2022.

The increases in interest and other financing expenses in the third quarter and first nine months of fiscal 2023 compared to the third quarter and first nine months of fiscal 2022 is primarily a result of higher outstanding borrowings and increases in average borrowing rates during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022.

Gain on Legal Settlements

During the first nine months of fiscal 2023, the Company recorded a gain on legal settlements of $61.7 million before tax, $47.2 million after tax, and $0.51 per share on a diluted basis, in connection with the settlement of claims filed against certain manufacturers of capacitors.

Income Tax

The below discussion of the effective tax rate for the periods presented in the statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 23.1% in the third quarter of fiscal 2023. During the third quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) U.S state taxes and (ii) the mix of income in higher tax jurisdictions, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

During the third quarter of fiscal 2022, the Company’s effective tax rate on its income before taxes was 26.0%. During the third quarter of fiscal 2022, the Company’s effective tax rate was unfavorably impacted primarily by the mix of income in higher tax jurisdictions.

For the first nine months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.3%. The effective tax rate for the first nine months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) U.S. state taxes, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

During the first nine months of fiscal 2022, the Company’s effective tax rate on its income before taxes was 23.8%. The effective tax rate for the first nine months of fiscal 2022 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) increases to valuation allowances.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the third quarter of fiscal 2023 was $187.4 million, or $2.03 per share on a diluted basis, as compared with $183.4 million, or $1.84 per share on a diluted basis, in the third quarter of fiscal 2022.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first nine months of fiscal 2023 was $615.6 million, or $6.58 per share on a diluted basis, as compared with $445.6 million, or $4.44 per share on a diluted basis, in the first nine months of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first nine months of fiscal 2023, the Company used $948.2 million of cash flow for operations compared to $19.4 million of cash used for operations in the first nine months of fiscal 2022. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $1.70 billion during the first nine months of fiscal 2023, including increases in accounts receivable of $320.1 million, and in inventories of $1.03 billion both to support sales growth in the first nine months of fiscal 2023, and decreases in accounts payable of $331.4 million, and in accrued expenses and other of $11.0 million. Comparatively, cash used for working capital and other was $660.8 million during the first nine months of fiscal 2022, including increases in accounts receivable of $881.0 million and in inventories of $550.0 million, partially offset by increases in accounts payable of $628.8 million, and in accrued expenses and other of $141.4 million. Included in accrued liabilities and other, net is $51.2 million of cash received from a gain on legal settlements during the first nine months of fiscal 2023.

Cash Flow from Financing Activities

During the first nine months of fiscal 2023, the Company received net proceeds of $498.6 million as a result of the issuance of $500.0 million of 6.25% Notes due March 2028, $764.0 million under the Credit Facility, and $261.0 million under the Securitization Program, and repaid of $90.3 million under other short-term debt. During the first nine months of fiscal 2023, the Company paid dividends on common stock of $79.8 million and repurchased $221.3 million of common stock.

During the first nine months of fiscal 2022, the Company received net proceeds of $57.4 million under the Securitization Program, and $118.0 million under other short-term debt. During the first nine months of fiscal 2022, the Company paid dividends on common stock of $73.3 million and repurchased $89.0 million of common stock.

Cash Flow from Investing Activities

During the first nine months of fiscal 2023, the Company used $137.8 million for capital expenditures primarily to support a new warehouse being built in EMEA as compared to $33.7 million for capital expenditures in the first nine months of fiscal 2022. During the first nine months of fiscal 2023 the Company used $16.3 million for other investing activities. During the first nine months of fiscal 2022, the Company received $84.3 million from investing activities related to the liquidation of Company owned life insurance policies.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of April 1, 2023. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of April 1, 2023, and July 2, 2022.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2023 was $76.3 million.

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

Liquidity

The Company held cash and cash equivalents of $185.9 million as of April 1, 2023, of which $90.0 million was held outside the United States. As of July 2, 2022, the Company held cash and cash equivalents of $153.7 million, of which $60.4 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company used $1.15 billion in cash flows for operating activities over the trailing four fiscal quarters ended April 1, 2023.

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

As of the end of the third quarter of fiscal 2023, the Company had a combined total borrowing capacity of $2.15 billion under the Credit Facility and the Securitization Program. There were $838.6 million of borrowings outstanding and $1.0 million in letters of credit issued under the Credit Facility, and $558.8 million outstanding under the Securitization Program, resulting in approximately $751.6 million of total committed availability as of April 1, 2023. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the third quarter and first nine months of fiscal 2023, the Company had an average daily balance outstanding of approximately $1.22 billion and $1.10 billion, respectively, under the Credit Facility and approximately $616.9 million and $515.5 million, respectively, under the Securitization Program.

As of April 1, 2023, the Company may repurchase up to an aggregate of $319.0 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions, and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the third quarter of fiscal 2023, the Company did not repurchase any shares.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2023, the Board of Directors approved a dividend of $0.29 per share, which resulted in $26.5 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of April 1, 2023, approximately 53% of the Company’s debt bears interest at a fixed rate and 47% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.7 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2023.

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

During the third quarter of fiscal 2023, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 2, 2022, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of April 1, 2023, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock. During the third quarter of fiscal 2023, the Company did not repurchase any shares under the share repurchase program resulting in $319.0 million of availability under this program as of April 1, 2023.

Item 6.	Exhibits

Exhibit
Number	Exhibit

4.1	Form of Officers’ Certificate setting forth the terms of the 6.25% Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: May 5, 2023

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer