Form 10-K
period 2023-07-01
AVNET INC
filed 2023-08-18
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ◻

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,746,669,975.

As of August 11, 2023, the total number of shares outstanding of the registrant’s Common Stock was 91,491,188 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 16, 2023, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global electronic component technology distributor and solutions provider that has served customers’ evolving needs for more than a century. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

Avnet serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and original design manufacturers (“ODMs”).

Organizational Structure

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) Europe, Middle East, and Africa (“EMEA”) and (iii) Asia/Pacific (“Asia”). Each operating group has its own management team, who manage various functions within each operating group. Each operating group also has distinct financial reporting to the executive level, which informs operating decisions, strategic planning and resource allocation for the Company as a whole. Regional divisions (“business units”) within each operating group serve primarily as sales and marketing units to streamline sales efforts and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific geographies or product lines. However, each business unit relies heavily on support services from the operating groups, as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group is provided in Note 16 “Segment information” to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Electronic Components

Avnet’s EC operating group primarily supports high and medium-volume customers. It markets, sells, and distributes electronic components from the world’s leading electronic component manufacturers, including semiconductors, IP&E components (interconnect, passive and electromechanical components), and other integrated and embedded components.

EC serves a variety of markets ranging from industrial to automotive to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, supply chain, new product introduction, programming, logistics and post-sales services.

Within the EC operating group for 2023, net sales of approximately 85% consist of semiconductor products, approximately 13% consist of interconnect, passive, and electromechanical components, and approximately 2% consist of computers.

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

Supply Chain Solutions

EC’s supply chain solutions provide support and logistics services to OEMs, EMS providers, and electronic component manufacturers, enabling them to optimize supply chains on a local, regional or global basis. EC’s internal competencies in global warehousing and logistics, information technology, and asset management, combined with its global footprint and extensive supplier relationships, allows EC to develop supply chain solutions that provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems, and personnel. With supply chain planning tools and a variety of inventory management solutions, EC provides solutions that meet a customer’s requirements and minimize supply chain risk in a variety of scenarios.

Embedded and Integrated Solutions

EC provides embedded solutions including technical design, integration and assembly of embedded products, systems, and solutions primarily for industrial applications. EC also provides embedded display solutions, including touch and passive displays. In addition, EC develops and produces standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration, and other value-added services in the medical, telecommunications, industrial, and digital editing markets.

EC also provides integrated solutions and services for software companies that bring their intellectual property to market via hardware solutions, including custom-built servers.

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

Within the Farnell operating group for 2023, net sales of approximately 21% consist of semiconductor products, approximately 48% consist of interconnect, passive, and electromechanical components, approximately 6% consist of computers, and approximately 25% consist of other products and services including test and measurement and maintenance, repair and operations products.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from one single supplier was approximately 10% of consolidated sales during fiscal 2023, and no single supplier exceeded 10% of consolidated sales during fiscal years 2022, and 2021. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement and maintenance, repair and operations (MRO) products.

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Millions)
Semiconductors	$21,366.5	$18,380.2	$14,722.8
Interconnect, passive & electromechanical (IP&E)	4,150.6	4,639.1	3,649.0
Computers	520.8	663.2	640.6
Other	499.0	628.2	522.3
Sales	$26,536.9	$24,310.7	$19,534.7

Competition & Markets

The electronic components industry is highly competitive. The Company’s major competitors include: Arrow Electronics, Inc., Future Electronics, World Peace Group, and WT Microelectronics for EC; Mouser Electronics, Digi-Key Electronics and RS Components for Farnell. There are also certain smaller, specialized competitors who generally focus on particular sectors or on narrower geographic locations, markets, or products. As a result of these factors, Avnet’s pricing and product availability must remain competitive.

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

Human Capital

The Company values its employees, and recognizes their significant contributions to the success of the Company. The Company invests in its global workforce to drive diversity and inclusion; provide fair and market-competitive pay and benefits; foster employee development for future opportunities within the company; promote employees health and safety; and obtain employees’ feedback to better understand employees’ experiences and identify opportunities to improve. Its core values of integrity, customer focus, ownership, teamwork and inclusiveness establish the foundation on which its culture is built and are key expectations of its employees. The Company believes that its culture and commitment to its employees are vital in its ability to attract, motivate and retain exceptional talent.

Additional information regarding the Company’s Human Capital programs, initiatives, and metrics can be found on its website as well as in its Sustainability Reports accessible on its website. The Sustainability Reports and other information contained on the Company’s website are neither part of nor incorporated by reference into this Annual Report.

Number of Employees

As of July 1, 2023, the Company’s global workforce totaled approximately 15,800 employees across 48 countries. Broken down by geographic region, approximately 4,700 employees are in the Americas, 6,800 employees are in EMEA, and 4,300 employees are in Asia.

Diversity, Equity and Inclusion (“DEI”)

The Company’s DEI vision is (i) an employee population that reflects the diverse communities in which they live, work, and do business, and (ii) an organizational culture which seeks out varying perspectives that allow the best ideas to come to light. The Company is committed to ensuring equal employment opportunities for all applicants and employees regardless of race, gender, national origin, or other protected characteristic, with employment decisions and people practices based on merit and the needs of the Company’s business. To oversee inclusion efforts, the Company created the Global DEI Council, a global cross-functioning team of leaders who represent various business units and corporate functions. The council meets regularly and engages with colleagues across the Company to connect DEI initiatives to the Company’s broader business strategy.

The Company’s Equal Opportunity, Diversity and Inclusion Policy actively promotes DEI in the Company’s talent management practices. The Company’s commitment to diversity is evidenced by the makeup of its Board of Directors, which as of July 1, 2023, was 30% women and 50% racially and ethnically diverse (including Middle Eastern origin). In addition, for fiscal years 2021 through 2023, executive’s annual incentive compensation included ESG non-financial performance goals.

The Company’s employee-led Employee Resource Groups (ERGs) are open to all employees and provide a forum for employees to communicate and exchange ideas, build a network of relationships across the Company, and support each other in personal and career development. The Company’s eight ERGs support the following communities: women, Asian and Pacific Islanders, Blacks, Hispanic and Latinos, U.S. veterans, LGBTQ+, later career employees; and environmental and sustainability causes. In partnership with the ERGs, the Company conducts listen-and-learn sessions on a variety of DEI topics, which promote meaningful discussions and allow employees to better understand and support each other. These group conversations are open to the entire Company, and are regularly attended by senior leaders, including the CEO. During fiscal 2023, sessions were conducted covering Black History Month, Women and Bias,

Gender Inclusivity, Environment Sustainability and LGBTQ+ topics. DEI education topics are regularly presented at company-wide quarterly town hall, team, and leadership meetings, and through internal webinars and podcasts open to all employees. Additionally, the Company maintains an official culture and diversity calendar and publishes articles on its intranet to celebrate events and holidays around the world. Since 2020, Juneteenth, which commemorates the official end of slavery in the United States and the emancipation of Black slaves, has been an official company-paid holiday for employees in the United States, a year before the federal government recognized it officially.

Pay Equity, Benefits and Wellness

The Company strives to pay all its employees fairly, without regard to gender, race, or other personal characteristics, and competitively to attract, retain and incentivize talent. The Company sets pay ranges based on market data and considers factors, such as an employee’s role, experience, tenure, job location, and job performance. The Company periodically reviews its compensation practices, both in terms of its overall workforce and individual employees, to help ensure that pay remains fair and equitable.

The Company offers a wide array of benefits that support employees’ physical, financial, and emotional well-being. Through its THRIVE program, the Company offers resources and benefits to support overall health and well-being covering (1) physical and mental health, fitness, and well-being; (2) professional growth, skills, and development; (3) total rewards, retirement planning and money management; and (4) community connections, networks, and social interests. The health and well-being benefits are managed within the Total Rewards Center of Excellence in the Human Resources organization (“HR”). The global HR leadership team meets regularly to assist in reviewing benefit offerings and aligning global programs to remain market competitive and meet the needs of employees.

Development and Training

The Company provides development opportunities and career development training to empower employees to reach their career potential. The performance management process provides ongoing performance, goals, and development discussions between employees and their leaders. The Company’s learning and development resources include mentoring programs and LinkedIn Learning and Business Book Summaries, which cover a variety of technical, business, interpersonal, and leadership topics. Lead2Achieve and InsideOut Coaching are available for leaders to develop skills in effective goal setting, coaching, feedback, and development. In Canada, United States and Mexico, the Company provides education financial assistance for employees who pursue undergraduate or graduate education to further their career development. Talent and succession planning activities are conducted for the Company’s executive officers at least annually and periodically for other senior leaders.

Health and Safety

The Company strives to create workspaces and practices that foster a safe and secure work environment. The Company’s Global Director of Environment, Health, and Safety (“Director”) helps to define and execute a compliance strategy across all regions, business units, and subsidiaries. In fiscal 2023, the Director began implementing a multi-year plan to improve alignment and consistency of management systems, policies, and procedures; provide comprehensive health and safety training to employees relevant to their specific work functions; drive continual improvement processes with a focus on identified risks; and increase ISO certifications at operational sites. During fiscal 2023, the Company also launched a Global Environment, Health, and Safety site on its intranet, where articles and other health and safety information are posted.

As of July 1, 2023, the Company has 10 operational sites that are certified to ISO 45001, an increase from 8 in the prior fiscal year, and 18 that are certified to ISO 14001. In the past four years, the Company had less than 75 total injuries that required medical treatment and reported no fatalities at Avnet global facilities in accordance to the OSHA/local industrial injuring reporting requirements.

Employee Engagement

The Company engages with its employees and encourages open and direct feedback through employee engagement surveys. Through such surveys, the Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to improve the work environment, increase employee satisfaction, and strengthen its culture. In fiscal 2023, the Company conducted its regular global employee engagement survey and achieved a participation rate of 71.4%, an increase over fiscal 2022.

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

Risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements include the risk factors discussed below as well as risks and uncertainties not presently known to the Company or that management does not currently consider material. Such factors make the Company’s operating results for future periods difficult to predict and, therefore, prior results do not necessarily indicate results in future periods. Some of the risks disclosed below may have already occurred, but not to a degree that management considers material unless otherwise noted. Any of the below factors, or any other factors discussed elsewhere in this Report, may have an adverse effect on the Company’s financial condition, operating results, prospects, and liquidity. Similarly, the price of the Company’s common stock is subject to volatility due to fluctuations in general market conditions; actual financial results that do not meet the Company’s or the investment community’s expectations; changes in the Company’s or the investment community’s expectations for the Company’s future results, dividends or share repurchases; and other factors, many of which are beyond the Company’s control.

Business and Operations Risks

Changes in customer needs and consumption models

Changes in customer product demands and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. Changes in technology (such as artificial intelligence) could reduce the types or quantity of services that customers require from the Company. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make it difficult to predict and timely react to such changes, including those relating to product capacity and lead times. Also, future downturns, inflation, or supply chain challenges, including in the semiconductor and embedded solutions industries, could adversely affect the Company’s relationships with its customers, operating results, and profitability.

Specifically, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. Geopolitical uncertainty (including from military conflicts; health-related crises; and international trade disputes) have led, and may continue to lead, to shortages, extended lead times, and unpredictability in the supply of certain semiconductors and other electronic components. In reaction, customers may over order to ensure sufficient inventory, which, when the shortage lessens, may result in order cancellations and decreases. In cases where customers have entered into non-cancellable/ non-returnable orders, customers may not be able or willing to carry out the terms of the orders. The Company’s prices to customers depend on many factors, including product availability, supplier costs, and competitive pressures. In fiscal 2022 and 2023, pricing to customers increased due to higher costs from suppliers, as well as higher freight and other costs. However, the Company may not be able to maintain higher prices to customers in the future. As product becomes more available, customer and competitive pressures may lower prices to customers, which could reduce the Company’s margins. In addition, the Company may be unable to increase prices to customers to offset higher internal costs, which could also reduce margins. During fiscal 2023, 2022, and 2021, sales of semiconductors represented approximately 81%, 76%, and 75% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2023, there was one of the Company’s suppliers that accounted for 10% or more of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

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

Further, if key suppliers modify the terms of their contracts (including, without limitation, terms regarding price protection, rights of return, order cancellation rights, delivery commitments, rebates, or other terms that protect or enhance the Company’s gross margins), it could negatively affect the Company’s results of operations, financial condition, or liquidity. Due to recent global shortages of semiconductors, some suppliers have increased the amount of non-cancellable/ non-returnable orders, which limited the Company’s ability to adjust down its inventory levels. The Company may attempt to limit associated risks by passing such terms on to its customers, but this may not be possible.

Risks related to international operations

During fiscal 2023, 2022, and 2021 approximately 76%, 77% and 78%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

In addition to the cost of compliance, the potential criminal penalties for violations of import or export regulations and anti-corruption laws, by the Company or its third-party agents, create heightened risks for the Company’s international operations. If a regulatory body determines that the Company has violated such laws, the Company could be fined significant sums, incur sizable legal defense costs, have its import or export capabilities restricted or denied, or have its inventories seized, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated any such regulations may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, these measures may not be adequate, and the Company may be materially and adversely impacted in the event of an actual or alleged violation.

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

Internal information systems failures

The Company depends on its information systems to facilitate its day-to-day operations and to produce timely, accurate, and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, including systems from acquired businesses, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s systems. These IT projects are extremely complex, in part because of wide ranging processes, use of on-premise and cloud environments, the Company’s business operations, and changes in information technology (including artificial intelligence). The Company may not always succeed at these efforts. Implementation or integration difficulties may adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, IT projects may not achieve the expected efficiencies and cost savings, which could negatively impact the Company’s financial results. A failure of any of these information systems (including due to power losses, computer and telecommunications failures, cyber security incidents, or manmade or natural disasters), or material difficulties in upgrading these information systems, could have an adverse effect on the Company’s business, internal controls, and reporting obligations under federal securities laws.

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

Logistics disruptions

The Company’s global logistics services are operated through specialized and centralized distribution centers around the globe, some of which are outsourced. The Company also depends almost entirely on third-party transportation service providers to deliver products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason or significant disruptions of services from the Company’s third-party transportation providers could cause a delay in expected cost savings or an increase in expenses, which may not be possible to pass on to customers. Such disruptions could result from risks related to information technology, data security, or any of the General Risk Factors, as discussed herein. In addition, as the Company continues to increase capacity at various distribution centers, it may experience operational challenges, increased costs, decreased efficiency, and customer delivery delays and failures. Such operational challenges could have an adverse impact on the Company’s business partners, and on the Company’s business, operations, financial performance, and reputation.

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

Financial Risks

Inventory value decline

The electronic components and integrated products industries are subject to technological change, new and enhanced products, changes in customer needs, and changes in industry standards and regulatory requirements, which can cause the Company’s inventory to decline in value or become obsolete. Regardless of the general economic environment, prices may decline due to a decrease in demand or an oversupply of products, which may increase the risk of declines in inventory value. Many of the Company’s suppliers offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), but such policies may not fully compensate for the loss. Also, suppliers may not honor such agreements, some of which are subject to the supplier discretion. In addition, most Company sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there are contracts, such contracts are generally terminable at will upon notice. Unforeseen product developments, inventory value declines, or customer cancellations may adversely affect the Company’s business, results of operations, financial condition, or liquidity.

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

Liquidity and capital resources constraints

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. In addition to cash on hand, the Company relies on external financing to help satisfy its cash needs. However, various factors affect external financing, including general market conditions, interest rate fluctuations, and the Company’s debt ratings and operating results. Consequently, external financing may not be available on acceptable terms or at all. An increase in the Company’s debt or deterioration of its operating results may cause a reduction in its debt ratings. Any such reduction could negatively impact the Company’s ability to obtain additional financing or renew existing financing, and could result in reduced credit limits, increased financing expenses, and additional restrictions and covenants. A reduction in its current debt rating may also negatively impact the Company’s working capital and impair its relationship with its customers and suppliers.

As of July 1, 2023, the Company had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

Under some of its credit facilities, the Company is required to maintain a maximum leverage ratio and pass certain financial tests. If the Company increases its level of debt or its operating results deteriorate, it may fail to meet this financial ratio or pass these tests, which may result in an event of default. In such an event, lenders may accelerate payment and the Company may be unable to continue to utilize these facilities. If the Company is unable to utilize these facilities or is required to repay debt earlier than management expected, it may not have sufficient cash available to make interest payments, to repay indebtedness, or for general corporate needs.

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

Tax law changes and compliance

As a multinational corporation, the Company is subject to the tax laws and regulations of the United States and many foreign jurisdictions. From time to time, governments enact or revise tax laws and regulations, which are further subject to interpretations, guidance, amendments, and technical corrections from international, federal, and state tax authorities. Such changes to tax law may adversely affect the Company’s cash flow, costs of share buybacks, and effective tax rate, including through decreases in allowable deductions and higher tax rates.

Many countries are adopting provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development (“OECD”) and supported by the United States. The project aims to standardize and modernize global corporate tax policy, including tax rate increases and a global minimum tax. In October 2021, a substantial majority of the OECD’s participating countries and jurisdictions agreed to introduce a 15% global minimum corporate tax rate that would apply to companies with revenue over a set threshold. Furthermore, many countries are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred assets and liabilities. These provisions, if enacted, individually or as a whole, may negatively impact taxation of international business.

The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. The Company believes that its historical tax positions are sound and consistent with applicable law, and that it has adequately reserved for income taxes. However, taxing authorities may challenge such positions and the Company may not be successful in defending against any such challenges. The Company’s future income tax expense could be favorably or adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, and liabilities and changes to its operating structure.

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

Acquisition expected benefits shortfall

The Company has made, and expects to make, strategic acquisitions or investments globally to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with the Company’s historical operations. Such risks include, but are not limited to, risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired, incurring potential impairment charges on acquired goodwill and other intangible assets, and diverting management’s attention from existing operations and initiatives. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not successfully integrate the acquired businesses, or the integration may be more difficult, costly, or time-consuming than anticipated. Further, any litigation involving the potential acquisition or acquired entity will increase expenses associated with the acquisition, cause a delay in completing the acquisition, impact the ability to integrate the acquired entity, which may impact the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing regulatory issues or deficiencies, or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all benefits anticipated from its acquisitions, which could adversely affect the Company’s financial performance.

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

Failure to comply with these regulations could result in substantial costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Future environmental laws and regulations, including disclosure requirements, may become more stringent over time, imposing greater compliance costs, and increasing risks, penalties and reputational harm associated with violations.

Customers, suppliers, investors, and regulatory agencies in various jurisdictions globally are increasingly requesting or requiring disclosure and action regarding the Company’s supply chain due-diligence and environmental, social, and governance practices. Such increased expectations and regulations may increase compliance costs and result in reputational damage and loss of business if the Company is perceived to have not met such expectations.

General Risk Factors

Negative impacts of economic or geopolitical uncertainty, or a health crisis, on operations and financial results

Economic weakness and geopolitical uncertainty (including from military conflicts and international trade disputes), as well as health-related crises (including pandemics and epidemics), have resulted, and may result in the future, in a variety of adverse impacts on the Company and its customers and suppliers. Such adverse impacts include decreased sales, margins, and earnings; increased logistics costs; demand uncertainty; constrained workforce participation; global supply chain disruptions; and logistics and distribution system disruptions. Such crises and uncertainties could also result in, or heighten the risks of, customer bankruptcies, customer delayed or defaulted payments, delays in product deliveries, financial market disruption and volatility, and other risk factors described in the Company’s Annual Report. As a result, the Company may need to impair assets (including goodwill, intangible assets, and other long-lived assets), implement restructuring actions, and reduce expenses in response to decreased sales or margins.

The Company may not be able to adequately adjust its cost structure in a timely fashion, which may adversely impact its profitability. Uncertainty about economic conditions may increase foreign currency volatility, which may negatively impact the Company’s results. Economic weakness and geopolitical uncertainty also make it more difficult for the Company to manage inventory levels (including when customers decrease orders, cancel existing orders, or are unable to fulfill their obligations under non-cancelable/ non-return orders) and collect customer receivables, which may result in provisions to create reserves, write-offs, reduced access to liquidity, higher financing costs, and increased pressure on cash flows.

An increase in or prolonged period of inflation could affect the Company’s profitability and cash flows, due to higher wages, higher operating expenses, higher financing costs, and higher supplier prices. Inflation may also adversely affect foreign exchange rates. The Company may be unable to pass along such higher costs to its customers, which may result in lower gross profit margins. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and the Company’s ability to offer credit and collect receivables.

Competition

The market for the Company’s products and services is very competitive and subject to technological advances (including artificial intelligence), new competitors, non-traditional competitors, and changes in industry standards. The Company competes with other global and regional distributors, as well as some of the Company’s own suppliers that maintain direct sales efforts. In addition, as the Company expands its offerings and geographies, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns and leases approximately 1.7 million and 4.2 million square feet of space, respectively, of which approximately 27% is in the United States. The following table summarizes certain of the Company’s key facilities:

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

See Note 5, “Property, plant and equipment, net” and Note 11, “Leases” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Company’s properties.

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

Record Holders

As of August 11, 2023, there were 1,384 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and TD Synnex Corporation). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/30/2018 and tracks it through 7/1/2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc. the NASDAQ Composite Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
06/30/2018
06/29/2019
06/27/2020
07/03/2021
07/02/2022
07/01/2023
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 06/30/18 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	6/30/2018	6/29/2019	6/27/2020	7/3/2021	7/2/2022	7/1/2023
Avnet, Inc.	$100	$107.49	$63.35	$99.84	$108.02	$132.42
Nasdaq Composite	100	107.78	132.70	200.58	153.53	191.93
Peer Group	100	100.41	98.26	195.94	174.09	214.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the fiscal year ended July 2, 2022, the Company’s Board of Directors approved a new share repurchase plan with an authorization to repurchase up to an aggregate of $600 million of common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the fourth quarter of fiscal 2023, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April 2 – April 29	11,051	$39.88	11,051	$318,519,000
April 30 – May 27	196	$40.01	196	$318,511,000
May 28 – July 1	—	—	—	$318,511,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. The Company operates on a “52/53 week” fiscal year. Fiscal 2023 and fiscal 2022 contain 52 weeks compared to 53 weeks in fiscal 2021.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Operating income excluding (i) restructuring, integration and other expenses (see Restructuring, Integration and Other Expenses in this MD&A), (ii) Russian-Ukraine conflict related expenses (see Russian-Ukraine conflict related expenses in this MD&A), and (iii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Operating income	$1,186,800	$939,011	$281,408
Restructuring, integration and other expenses	28,038	5,272	84,391
Russian-Ukraine conflict related expenses	—	26,261	—
Amortization of acquired intangible assets and other	6,053	15,038	41,245
Adjusted operating income	$1,220,891	$985,582	$407,044

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

Results of Operations

Executive Summary

Sales for fiscal 2023 were $26.54 billion, an increase of 9.2% from fiscal 2022 sales of $24.31 billion. Excluding the impact of changes in foreign currency, sales increased 13.4% as compared to sales in the prior year. This increase in sales was predominately driven by sales growth in both operating groups across all regions driven by strong global demand and to a lesser extent pricing for electronic components.

Gross profit increased $216.8 million or 7.3% from fiscal 2022 gross profit due primarily to increases in sales. Gross profit margin of 12.0% decreased 21 basis points compared to 12.2% in fiscal 2022. This decrease is primarily driven by the unwinding of certain pricing premiums in the Farnell business.

Operating income of $1.19 billion was $247.8 million or 26.4% higher than fiscal 2022. Operating income margin was 4.5% in fiscal 2023, as compared to 3.9% in fiscal 2022. The increase in operating income margin is primarily the result of increases in sales and the operating leverage created by the additional gross profit dollars without any meaningful increase in selling, general and administrative expenses. Adjusted operating income margin was 4.6% in fiscal 2023 as compared to 4.1% in fiscal 2022, an increase of 55 basis points. This increase in adjusted operating income margin is primarily due to increases in sales and the operating leverage created by the additional gross profit dollars.

Sales

Three-Year Analysis of Sales: By Operating Group and Geography

The table below provides a year-over-year summary of sales for the Company and its operating groups.

	Years Ended						Percent Change
	July 1,	% of	July 2,	% of	July 3,	% of	2023 to	2022 to
	2023	Total	2022	Total	2021	Total	2022	2021

	(Dollars in millions)
Sales by Operating Group:
EC	$24,802.6	93.5%	$22,503.3	92.6%	$18,030.5	92.3%	10.2%	24.8%
Farnell	1,734.3	6.5	1,807.4	7.4	1,504.2	7.7	(4.0)	20.2
	$26,536.9		$24,310.7		$19,534.7

Sales by Geographic Region:
Americas	$6,807.7	25.7%	$5,896.0	24.3%	$4,662.5	23.9%	15.5%	26.5%
EMEA	9,229.4	34.8	7,838.1	32.2	6,149.9	31.5	17.8	27.5
Asia	10,499.8	39.5	10,576.6	43.5	8,722.3	44.6	(0.7)	21.3
Total Avnet	$26,536.9		$24,310.7		$19,534.7

The table below provides reported and organic sales growth rates for fiscal 2023 as compared to fiscal 2022 by geographic region and operating group.

		Sales
		Year-Year %
	Sales	Change in
	Year-Year	Constant
	% Change	Currency
Avnet	9.2%	13.4%
Avnet by region
Americas	15.5%	15.5%
EMEA	17.8	27.0
Asia	(0.7)	1.9
Avnet by operating group
EC	10.2%	14.4%
Farnell	(4.0)	0.9

Avnet’s sales for fiscal 2023 were $26.54 billion, an increase of $2.23 billion, or 9.2%, from fiscal 2022 sales of $24.31 billion. Sales in constant currency increased 13.4% year over year, reflecting sales growth in both operating groups across all regions driven by strong global demand and to a lesser extent pricing for electronic components.

EC sales in fiscal 2023 were $24.80 billion, representing a 10.2% increase over fiscal 2022 sales of $22.50 billion. EC sales increased 14.4% year over year in constant currency. The increase in EC sales is primarily due to double-digit growth in the Americas and EMEA regions driven primarily by strong demand in the industrial, transportation, and aerospace and defense sectors.

Farnell sales in fiscal 2023 were $1.73 billion, a decrease of $73.0 million or 4.0%, from fiscal 2022 sales of $1.81 billion. The year-over-year decrease in sales was primarily a result of foreign currency translation from a strengthening U.S. Dollar. Farnell sales in constant currency increased 0.9% year over year as sales growth in the Americas was offset by sales declines in the EMEA and Asia regions.

Gross Profit

Gross profit in fiscal 2023 was $3.18 billion, an increase of $216.8 million, or 7.3%, from fiscal 2022 gross profit of $2.97 billion. Gross profit margin decreased to 12.0% in fiscal 2023 or 21 basis points from fiscal 2022 gross profit margin of 12.2%. EC gross profit margin increased year over year primarily due to a higher percentage of sales coming from the higher-margin western regions. Sales in the higher margin western regions represented approximately 60% of sales in fiscal 2023 as compared to 56% during fiscal 2022. Farnell gross profit margin decreased year over year primarily driven by the unwinding of certain component pricing premiums during fiscal 2023 and from unfavorable sales mix of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2023 were $1.97 billion, a decrease of $27.5 million, or 1.4%, from fiscal 2022. The year-over-year decrease in SG&A expenses was primarily a result of foreign currency translation from a strengthening U.S. Dollar.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2023, SG&A expenses as a percentage of sales were 7.4% and as a percentage of gross profit were 61.8%, as compared with 8.2% and 67.3%, respectively, in fiscal 2022. The decreases in SG&A expenses as a percentage of sales and gross profit resulted primarily from the operating leverage realized with higher sales, and lower amortization expenses, partially offset by increases in SG&A expenses to support sales volumes.

Russian-Ukraine Conflict Related Expenses

During fiscal 2022, the Company incurred $26.3 million of costs associated with the Russian-Ukraine conflict, primarily comprised of $17.2 million of expense for credit loss reserves for trade accounts receivable from Russian customers that are no longer considered collectible. The remaining expense is related to product write-downs for Russia based customers and other Russian business operation wind-down costs.

Restructuring, Integration and Other Expenses

During fiscal 2023, the Company incurred restructuring, integration and other expenses primarily related to the planned closure of a distribution center. In addition, the Company increased its estimated environmental remediation reserves associated with certain legacy manufacturing operations that were divested several decades ago. As a result, during fiscal 2023 the Company recorded restructuring, integration, and other expenses of $28.0 million. The Company recorded $17.4 million for restructuring costs consisting of $16.1 million for severance, $0.5 million for facility exit costs and $0.8 million for asset impairments. The Company expects to realize approximately $16.0 million in incremental annualized operating costs savings as a result of such restructuring actions once completed. Integration and other costs were $2.6 million associated with incremental costs incurred as a result of the planned distribution center closure and $8.0 million related to the Company’s estimated environmental remediation obligations, respectively. The after-tax impact of restructuring, integration and other expenses was $22.0 million and $0.24 per share on a diluted basis.

During fiscal 2022, the Company recorded restructuring, integration and other expenses of $5.3 million, substantially all of which was related to integration costs.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

Operating income for fiscal 2023 was $1.19 billion, an increase of $247.8 million or 26.4%, from fiscal 2022 operating income of $939.0 million. The year-over-year increase in operating income is primarily driven by the increase in sales and lower SG&A expenses, partially offset by a lower gross profit margin.

Operating income margin was 4.5% in fiscal 2023 compared to 3.9% in fiscal 2022. Adjusted operating income for fiscal 2023 was $1.22 billion, an increase of $235.3 million or 23.9%, from fiscal 2022. Adjusted operating income margin was 4.6% in fiscal 2023 compared to 4.1% in fiscal 2022. EC operating income margin was 4.8% in fiscal 2023 compared to 3.9% in fiscal 2022. Farnell operating income margin was 9.5% in fiscal 2023 compared to 13.4% in fiscal 2022.

Interest and Other Financing Expenses, Net

Interest and other financing expenses for fiscal 2023 was $250.9 million, an increase of $150.5 million, or 149.9%, compared with interest and other financing expenses of $100.4 million in fiscal 2022. The increase in interest and other financing expenses in fiscal 2023 compared to fiscal 2022 is a result of higher outstanding borrowings and increases in average borrowing rates during fiscal 2023 as compared to fiscal 2022.

Gain on Legal Settlements and Other

During fiscal 2023, the Company recorded a gain on legal settlements of $74.4 million before tax, $56.9 million after tax, and $0.61 per share on a diluted basis, in connection with the settlement of claims filed against certain manufacturers of capacitors. See Note 13, “Commitments and contingencies” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the gain on legal settlements.

In June 2023, the Company settled a portion of its pension liability related to certain retirees and terminated vested employees in the Company’s U.S. pension plan as part of a de-risking strategy. This strategy triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized non-cash settlement expense of $37.4 million in fiscal 2023.

Income Tax

The below discussion of the effective tax rate for the periods presented in the statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

Avnet’s effective tax rate on its income before income taxes was 21.6% in fiscal 2023. The effective tax rate for fiscal 2023 was unfavorably impacted primarily by (i) U.S. state taxes, (ii) increases to valuation allowances against deferred tax assets, and (iii) the mix of income in higher income tax jurisdictions, partially offset by (iv) the impact of foreign currency translation loss.

For fiscal 2022, the Company’s effective tax rate on its income before income taxes was 16.9%. The effective tax rate for fiscal 2022 was favorably impacted primarily by decreases to valuation allowances against deferred tax assets.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2023 was $770.8 million, or earnings per share on a diluted basis of $8.26, compared with fiscal 2022 net income of $692.4 million, or earnings per share on a diluted basis of $6.94.

Liquidity and Capital Resources

Cash Flows

Cash Flows from Operating Activities

The Company used $713.7 million of cash from its operating activities in fiscal 2023 as compared to $219.3 million of cash used in fiscal 2022. These operating cash flows are comprised of: (i) cash flows generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expense, deferred income taxes, stock-based compensation expense, amortization of operating lease assets and other non-cash items, and (ii) cash flows used for, or generated from, working capital and other, excluding cash and cash equivalents. Cash used for working capital and other to support sales growth was $1.68 billion during fiscal 2023, including increases in accounts receivable of $461.1 million and inventories of $1.17 billion, and a decrease in accounts payable of $75.9 million, offset by an increase in accrued expenses and other of $28.8 million. Comparatively, cash used for working capital and other was $1.09 billion during fiscal 2022, including increases in accounts receivable of $1.13 billion and inventories of $1.22 billion, offset by increases in accounts payable of $1.13 billion, and accrued expenses and other of $134.4 million.

Cash Flows from Financing Activities

During fiscal 2023, the Company received net proceeds of $498.6 million as a result of the issuance of $500.0 million of 6.25% Notes due March 2028, $728.2 million under the Credit Facility, and $258.0 million under the Securitization Program, and repaid $96.2 million under other short-term debt. During fiscal 2023, the Company paid dividends on common stock of $106.3 million, and repurchased $221.7 million of common stock.

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

Cash Flows from Investing Activities

During fiscal 2023, the Company used $194.7 million for capital expenditures compared to $48.9 million in fiscal 2022. The increase in capital expenditures year over year was primarily related to expenditures for a new distribution center being built in EMEA to support the future growth of the EC EMEA business. During fiscal 2023, the Company used $16.9 million for other investing activities. During fiscal 2022, the Company received $90.4 million from investing activities related to the liquidation of Company owned life insurance policies.

Financing Transactions

The Company uses a variety of financing arrangements, both short-term and long-term, to fund its operations in addition to historical cash generated from operating activities. The Company also uses several funding sources to avoid becoming overly dependent on one financing source, and to lower overall funding costs. These financing arrangements include public debt (“Notes”), short-term and long-term bank loans, a revolving credit facility (the “Credit Facility”), and an accounts receivable securitization program (the “Securitization Program”).

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2023 was $70.6 million.

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

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of July 1, 2023.

Covenants and Conditions

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures, and also includes financial covenant requiring the Company to maintain a leverage ratio below a certain threshold. The Company was in compliance with all such covenants as of July 1, 2023.

The Company’s Securitization Program contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market, and industry factors. The Company was in compliance with all such covenants as of July 1, 2023.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company had cash and cash equivalents of $288.2 million as of July 1, 2023, of which $194.5 million was held outside the United States. As of July 2, 2022, the Company had cash and cash equivalents of $153.7 million, of which $60.4 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company used $713.7 million in cash flows for operating activities during the fiscal year ended July 1, 2023, to support the fiscal 2023 sales growth.

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

As of July 1, 2023, there were $796.6 million of borrowings outstanding under the Credit Facility and $0.9 million in letters of credit issued, and $555.8 million outstanding under the Securitization Program. During fiscal 2023, the Company had an average daily balance outstanding under the Credit Facility of approximately $1.13 billion and $549.1 million under the Securitization Program. As of July 1, 2023, the combined availability under the Credit Facility and the Securitization Program was $846.7 million. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

The Company has the following contractual obligations outstanding as of July 1, 2023 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$3,073.0	$70.6	$1,105.8	$1,296.6	$600.0
Interest expense on long-term debt obligations(2)	699.5	157.7	269.6	181.4	90.8
Operating lease obligations(3)	287.5	58.1	86.2	44.4	98.8

(1)	Includes amounts due within one year and excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2023 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

The Company purchases inventories in the normal course of business throughout the year through the issuance of purchase orders to suppliers. During fiscal 2023, the Company’s cost of sales, substantially all of which related to the underlying purchase of inventories was $23.4 billion and the Company had $5.5 billion of inventories as of July 1, 2023. The Company expects to continue to purchase sufficient inventory to meet its customers’ demands in fiscal year 2024, some of which relates to outstanding purchase orders at the end of fiscal 2023. Outstanding purchase orders with suppliers may be non-cancellable/non-returnable at the point such orders are issued, or may become non-cancellable at some point in the future, typically within 30 days to 90 days from the requested delivery date of inventories.

At July 1, 2023, the Company had an estimated liability for income tax contingencies of $130.5 million, which is not included in the above table. Cash payments associated with the settlement of these liabilities that are expected to be paid within the next 12 months is $1.0 million. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

As of July 1, 2023, the Company may repurchase up to an aggregate of $318.5 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During fiscal 2023, the Company repurchased $212.8 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2023, the Board of Directors approved a dividend of $0.29 per share, which resulted in $26.5 million of dividend payments during the quarter.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2023 relate to:

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

The Company regularly evaluates inventories for expected customer demand, obsolescence, current market prices, and other factors that may render inventories less marketable. Write-downs are recorded so that inventories reflect the estimated net realizable value and take into account the Company’s contractual provisions with its suppliers, which may provide certain protections to the Company for product obsolescence and price erosion in the form of rights of return, stock rotation rights, obsolescence allowances, industry specific supplier rebate programs and price protections. Because of the large number of products and suppliers and the complexity of managing the process around price protections, supplier rebate programs and stock rotations, estimates are made regarding the net realizable value of inventories. Additionally, assumptions about future demand and market conditions, as well as decisions to discontinue certain product lines, impact the evaluation of whether to write-down inventories. If future demand changes or actual market conditions are less favorable than assumed, then management evaluates whether additional write-downs of inventories are required. In any case, actual net realizable values could be different from those currently estimated.

Accounting for Income Taxes

Management’s judgment is required in determining income tax expense, unrecognized tax benefit liabilities , deferred tax assets and liabilities, and valuation allowances recorded against net deferred tax assets. Recovering net deferred tax assets depends on the Company’s ability to generate sufficient future taxable income in certain jurisdictions. In addition, when assessing the need for valuation allowances, the Company considers historic levels and types of income, expectations and risk associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. If the Company determines that it cannot realize all or part of its deferred tax assets in the future, it may record additional valuation allowances against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, if the Company determines that it can realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

The Company establishes contingent liabilities for potentially unfavorable outcomes of positions taken on certain tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The anticipated and actual outcomes of these matters may differ, which may result in changes in estimates to such unrecognized tax benefit liabilities. To the extent such changes in estimates are necessary, the Company’s effective tax rate may fluctuate. In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

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

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new pronouncement requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of such programs. The Company plans to adopt this guidance in the first quarter of fiscal 2024, except for the amendment on roll-forward information, which is effective in fiscal 2025. The Company’s planned adoption of ASU No. 2022-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements, from time to time, which are intended to provide an economic hedge against all, or a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

The following table sets forth the scheduled maturities of the Company’s debt outstanding at July 1, 2023 (dollars in millions):

	Fiscal Year
	2024	2025	2026	2027	2028	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$—	$—	$550.0	$—	$500.0	$600.0	$1,650.0
Floating rate debt	$70.6	$555.8	$—	$—	$796.6	$—	$1,423.0
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at July 1, 2023, and July 2, 2022 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at July 1, 2023	at July 1, 2023	at July 2, 2022	July 2, 2022
Liabilities:
Fixed rate debt(1)	$1,650.0	$1,567.5	$1,324.6	$1,265.8
Average interest rate	5.0%		4.1%
Floating rate debt	$1,423.0	$1,423.0	$297.8	$297.8
Average interest rate	5.3%		2.6%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged. Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at July 1, 2023, would result in an increase or decrease of approximately $80.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 2, “Derivative financial instruments” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of July 1, 2023 and July 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 1, 2023, and the related notes and financial statement schedules II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 1, 2023 and July 2, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended July 1, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of accounting for income taxes

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognized $187.3 million of deferred tax assets, net and income tax expense of $212.1 million as of and for the year ended July 1, 2023. Additionally, as discussed in Note 8, the Company recognized accrued income taxes of $93.5 million as of July 1, 2023. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

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

Phoenix, Arizona

August 18, 2023

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 1,	July 2,
	2023	2022

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$288,230	$153,693
Receivables	4,763,788	4,301,002
Inventories	5,465,031	4,244,148
Prepaid and other current assets	233,804	177,783
Total current assets	10,750,853	8,876,626
Property, plant and equipment, net	441,557	315,204
Goodwill	780,629	758,833
Operating lease assets	221,698	227,138
Other assets	282,422	210,731
Total assets	$12,477,159	$10,388,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$70,636	$174,422
Accounts payable	3,373,820	3,431,683
Accrued expenses and other	753,130	591,020
Short-term operating lease liabilities	51,792	54,529
Total current liabilities	4,249,378	4,251,654
Long-term debt	2,988,029	1,437,400
Long-term operating lease liabilities	190,621	199,418
Other liabilities	297,462	307,300
Total liabilities	7,725,490	6,195,772
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 91,504,053 shares and 95,701,630 shares, respectively	91,504	95,702
Additional paid-in capital	1,691,334	1,656,907
Retained earnings	3,378,212	2,921,399
Accumulated other comprehensive loss	(409,381)	(481,248)
Total shareholders’ equity	4,751,669	4,192,760
Total liabilities and shareholders’ equity	$12,477,159	$10,388,532

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands, except per share amounts)
Sales	$26,536,881	$24,310,708	$19,534,679
Cost of sales	23,354,738	21,345,317	17,294,049
Gross profit	3,182,143	2,965,391	2,240,630
Selling, general and administrative expenses	1,967,305	1,994,847	1,874,831
Russian-Ukraine conflict related expenses	—	26,261	—
Restructuring, integration and other expenses	28,038	5,272	84,391
Operating income	1,186,800	939,011	281,408
Other income (expense), net	9,908	(5,302)	(19,006)
Interest and other financing expenses, net	(250,869)	(100,375)	(89,473)
Gain on legal settlements and other	37,037	—	—
Income before taxes	982,876	833,334	172,929
Income tax expense (benefit)	212,048	140,955	(20,185)
Net income	$770,828	$692,379	$193,114

Earnings per share:
Basic	$8.37	$7.02	$1.95
Diluted	$8.26	$6.94	$1.93

Shares used to compute earnings per share:
Basic	92,043	98,662	99,258
Diluted	93,368	99,819	100,168
Cash dividends paid per common share	$1.16	$1.00	$0.85

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Net income	$770,828	$692,379	$193,114
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	64,486	(324,139)	152,678
Cross-currency swap	(22,849)	—	—
Pension adjustments, net	30,230	(3,362)	81,955
Total comprehensive income, net of tax	$842,695	$364,878	$427,747

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 1, 2023, July 2, 2022, and July 3, 2021

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2020	98,793	$98,793	$1,594,140	$2,421,845	$(388,380)	$3,726,398
Net income	—	—	—	193,114	—	193,114
Translation adjustments and other	—	—	—	—	152,678	152,678
Pension liability adjustments, net of tax of $2,483	—	—	—	—	81,955	81,955
Cash dividends ($0.85 per share)	—	—	—	(84,309)	—	(84,309)
Effects of new accounting principles	—	—	—	(14,480)	—	(14,480)
Stock-based compensation	808	808	28,020	—	—	28,828
Balance, July 3, 2021	99,601	99,601	1,622,160	2,516,170	(153,747)	4,084,184
Net income	—	—	—	692,379	—	692,379
Translation adjustments and other	—	—	—	—	(324,139)	(324,139)
Pension liability adjustments, net of tax of $582	—	—	—	—	(3,362)	(3,362)
Cash dividends ($1.00 per share)	—	—	—	(98,490)	—	(98,490)
Repurchases of common stock	(4,676)	(4,676)	—	(188,660)	—	(193,336)
Stock-based compensation	777	777	34,747	—	—	35,524
Balance, July 2, 2022	95,702	95,702	1,656,907	2,921,399	(481,248)	4,192,760
Net income	—	—	—	770,828	—	770,828
Translation adjustments and other	—	—	—	—	64,486	64,486
Pension liability adjustments, net of tax of $8,146	—	—	—	—	30,230	30,230
Cross-currency swap	—	—	—	—	(22,849)	(22,849)
Cash dividends ($1.16 per share)	—	—	—	(106,325)	—	(106,325)
Repurchases of common stock	(5,085)	(5,085)	—	(207,690)	—	(212,775)
Stock-based compensation	887	887	34,427	—	—	35,314
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Cash flows from operating activities:
Net income	$770,828	$692,379	$193,114

Non-cash and other reconciling items:
Depreciation	82,565	87,367	90,884
Amortization	6,048	14,959	41,033
Amortization of operating lease assets	54,392	52,881	56,782
Deferred income taxes	(37,060)	(52,513)	14,650
Stock-based compensation	38,781	36,738	29,339
Impairments	—	—	15,166
Other, net	52,142	34,116	22,512
Changes in (net of effects from businesses acquired and divested):
Receivables	(461,117)	(1,132,039)	(615,353)
Inventories	(1,173,124)	(1,218,871)	(409,075)
Accounts payable	(75,943)	1,131,225	620,973
Accrued expenses and other, net	28,785	134,448	30,924
Net cash flows (used for) provided by operating activities	(713,703)	(219,310)	90,949

Cash flows from financing activities:
Issuance of notes, net of discounts	498,615	299,973	297,660
Repayments of public notes	—	(354,336)	(305,077)
Borrowings under accounts receivable securitization, net	258,000	274,900	22,900
Borrowings (repayments) under senior unsecured credit facility, net	728,182	—	(231,680)
Borrowings (repayments) under bank credit facilities and other debt, net	(96,209)	235,047	(2,789)
Repurchases of common stock	(221,730)	(184,382)	—
Dividends paid on common stock	(106,325)	(98,490)	(84,309)
Other, net	(5,777)	(16,653)	(10,718)
Net cash flows provided by (used for) financing activities	1,054,756	156,059	(314,013)

Cash flows from investing activities:
Purchases of property, plant and equipment	(194,674)	(48,900)	(50,363)
Acquisitions of assets and businesses	—	—	(18,381)
Proceeds from liquidation of Company owned life insurance policies	—	90,384	—
Other, net	(16,877)	9,815	7,548
Net cash flows (used for) provided by investing activities	(211,551)	51,299	(61,196)

Effect of currency exchange rate changes on cash and cash equivalents	5,035	(34,046)	6,913

Cash and cash equivalents:
— increase (decrease)	134,537	(45,998)	(277,347)
— at beginning of period	153,693	199,691	477,038
— at end of period	$288,230	$153,693	$199,691

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

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2023 and 2022 contain 52 weeks compared to 53 weeks in fiscal 2021. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Receivables – Receivables, predominately comprised of customer trade accounts, are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. The Company estimates the allowance for credit losses using relevant available information about expected credit losses, including information about historical credit losses, past events, current conditions, and other factors which may affect the collectability of receivables. Adjustments to historical loss information are made for differences in current receivable specific risk characteristics, such as changes in customer behavior, economic and industry changes, or other relevant factors. Expected credit losses are estimated on a pooled basis when similar risk characteristics exist.

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value. Inventory cost includes the purchase price of finished goods and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, vendor rebates, excess, and obsolescence allowances, or price protections provided by the Company’s suppliers. It records the lower of cost or net realizable value write-down if any inventories have a cost in excess of such inventories’ estimated net realizable value.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases — Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 15 years. The Company’s equipment leases are primarily for automobiles, distribution center equipment and office equipment, which are not material to the consolidated financial statements.

The Company determines if an arrangement contains a lease at inception. Lease right-of-use assets (“operating lease assets”) and associated liabilities (“operating lease liabilities”) are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Certain lease agreements may include one or more options to extend or terminate a lease. Lease terms are inclusive of these options if it is reasonably certain that the Company will exercise such options.

The Company’s leases generally do not provide an implicit borrowing rate, as such, the discount rate used to calculate present value is based upon an estimate of the Company’s secured borrowing rate, which varies based on the lease term and the currency of the lease payments. Lease cost is recognized on a straight-line basis over the lease term and is included as a component of “Selling, general, and administrative expenses” in the consolidated statements of operations. Lease payments are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the measurement of operating lease assets and liabilities.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive income (loss) — Comprehensive income (loss) represents net income for the year adjusted for certain changes in shareholders’ equity. Accumulated comprehensive income (loss) items impacting comprehensive income (loss) includes foreign currency translation, unrealized gains and losses on derivative instruments designated and qualifying as net investment hedges, and the impact of the Company’s pension liability adjustments, net of tax.

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statements of operations over the requisite service period. A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for awards granted to retirement eligible employees over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized, but instead accelerates the recognition of such expense.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on legal settlements — The Company recognizes gains on legal settlements only when such gains are realized or realizable.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2023, 2022, and 2021, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at July 1, 2023, due to the short-term nature of these assets and liabilities. At July 1, 2023, and July 2, 2022, the Company had $3.7 million and $5.4 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other expense, net” in the Company’s consolidated statements of operations. As of July 1, 2023, the Company’s investments in ventures was not material to the consolidated balance sheets or consolidated statements of operations.

Environmental liabilities — The Company accrues for environmental liabilities when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. The Company uses a third-party specialist to assist in appropriately measuring its obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. The Company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. The Company’s estimate of its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements and the Company’s environmental liabilities have not been reduced for potential insurance recoveries.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently adopted accounting pronouncements — During fiscal 2023, the Company did not adopt any new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.

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

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign exchange contracts is based upon Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

During the third quarter of fiscal 2023, the Company entered into a fixed-to-fixed rate cross currency swap (the “cross-currency swap”) with a notional amount of $500.0 million, or €472.6 million, that is set to mature in March 2028. The Company designated this derivative contract as a net investment hedge of its European operations and elected the spot method for measuring hedge effectiveness. Changes in fair value of the cross-currency swap is presented in “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts related to the cross-currency swap recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in Interest and other financing expenses, net, on the consolidated statements of operations. The fair value of the cross-currency swaps is based upon Level 2 criteria under the ASC 820 fair value hierarchy.

The Company uses these derivative financial instruments to manage risks associated with foreign currency exchange rates and interest rates. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	July 1,	July 2,
	2023	2022

	(Thousands)
Economic hedges
Prepaid and other current assets	$69,104	$24,907
Accrued expenses and other	68,594	29,663
Cross-currency swap
Other liabilities	$22,849	—

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Years Ended
		July 1,	July 2,	July 3,
		2023	2022	2021

		(Thousands)
Economic hedges	Other expense, net	$40,454	$(37,336)	$(21,605)
Cross currency swap	Interest and other financing expense, net	1,635	—	—

3. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within “Accumulated other comprehensive loss”:

	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Accumulated translation adjustments and other	$(328,975)	$(370,612)	$(46,473)
Accumulated pension liability adjustments, net of income taxes	(80,406)	(110,636)	(107,274)
Total accumulated other comprehensive loss	$(409,381)	$(481,248)	$(153,747)

Substantially all amounts reclassified out of “Accumulated comprehensive loss, net of tax”, to operating expenses during fiscal 2023, 2022, and 2021 related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

During fiscal 2023, the Company repurchased 5.1 million shares under existing programs for a total cost of $212.8 million. As of July 1, 2023, the Company had $318.5 million remaining under its new share repurchase authorization.

Common stock dividend

During fiscal 2023, the Company paid dividends of $1.16 per common share and $106.3 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	July 1,	July 2,
	2023	2022

	(Thousands)
Receivables	$4,876,631	$4,414,904
Allowance for Credit Losses	(112,843)	(113,902)

The Company had the following activity in the allowance for credit losses during fiscal 2023 and fiscal 2022:

	July 1,	July 2,
	2023	2022

	(Thousands)
Balance at beginning of the period	$113,902	$88,160
Credit Loss Provisions	16,798	31,489
Russian-Ukraine conflict Credit Loss Provisions	—	17,202
Credit Loss Recoveries	(931)	(702)
Receivables Write Offs	(18,552)	(15,233)
Foreign Currency Effect and Other	1,626	(7,014)
Balance at end of the period	$112,843	$113,902

During fiscal 2022, the Company incurred $26.3 million of expense, primarily related to $17.2 million of credit loss provisions associated with accounts receivable from Russian customers that were no longer considered collectible. The remaining $9.1 million of expenses were related to product write downs and other costs associated with the wind-down of the Company’s business operations in Russia and Ukraine.

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	July 1, 2023	July 2, 2022

	(Thousands)
Buildings	$108,236	$114,622
Machinery, fixtures and equipment	259,745	249,053
Information technology hardware and software	884,448	842,759
Leasehold improvements	137,745	119,917
Depreciable property, plant and equipment, gross	1,390,174	1,326,351
Accumulated depreciation	(1,109,631)	(1,038,335)
Depreciable property, plant and equipment, net	280,543	288,016
Land	22,036	21,408
Construction in progress	138,978	5,780
Property, plant and equipment, net	$441,557	$315,204

Depreciation expense related to property, plant, and equipment, was $82.6 million, $87.4 million and $90.9 million in fiscal 2023, 2022, and 2021, respectively. Interest expense capitalized during fiscal 2023, 2022, and 2021 was not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill, intangible assets, and impairments

Goodwill

The following table presents the change in goodwill balances by reportable segment for fiscal year 2023.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 2, 2022 (1)	$291,526	$467,307	$758,833
Foreign currency translation	5,303	16,493	21,796
Carrying value at July 1, 2023 (1)	$296,829	$483,800	$780,629
(1)	Includes accumulated impairment of $1,482,677 from prior fiscal years.

Intangible Assets

The net book value of intangible assets was $6.5 million as of July 1, 2023, which is not material to the consolidated financial statements. Intangible asset amortization expense was $6.0 million, $15.0 million, and $41.0 million for fiscal 2023, 2022, and 2021, respectively.

7. Debt

Short-term debt consists of the following (in thousands):

	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022

	Interest Rate		Carrying Balance
Other short-term debt	5.08%	2.09%	$70,636	$174,422
Short-term debt			$70,636	$174,422

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following (in thousands):

	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	5.99%	2.55%	$555,800	$297,800
Credit Facility (due August 2027)	4.85%	—	796,552	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	—	500,000	—
Long-term debt before discount and debt issuance costs			3,002,352	1,447,800
Discount and debt issuance costs – unamortized			(14,323)	(10,400)
Long-term debt			$2,988,029	$1,437,400

In December 2022, the Company amended and extended its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $650.0 million, which was amended in May 2023 to increase the borrowing capacity to $700.0 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.27 billion and $1.12 billion at July 1, 2023, and July 2, 2022, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. There were $555.8 million and $297.8 million borrowings outstanding under the Securitization Program as of July 1, 2023, and as of July 2, 2022, respectively.

In 2022, the Company amended and extended its five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of July 1, 2023. At July 1, 2023, and July 2, 2022, there were $0.9 million and $1.2 million, respectively, in letters of credit issued under the Credit Facility.

In March 2023, the Company issued $500.0 million in aggregate principal amount of 6.250% Notes due 2028. The related discount and issuance costs will be amortized to interest expense over the term of the notes and are not considered material to the consolidated financial statements. Interest is payable semi-annually, in arrears, in March and September, commencing September 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2024	$70,636
2025	555,800
2026	550,000
2027	—
2028	1,296,552
Thereafter	600,000
Subtotal	3,072,988
Discount and debt issuance costs – unamortized	(14,323)
Total debt	$3,058,665

At July 1, 2023, the carrying value and fair value of the Company’s total debt was $3.06 billion and $2.98 billion, respectively. At July 2, 2022, the carrying value and fair value of the Company’s total debt was $1.61 billion and $1.55 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	July 1, 2023	July 2, 2022

	(Thousands)
Accrued salaries and benefits	$253,790	$242,898
Accrued operating costs	203,083	202,885
Accrued interest and banking costs	86,162	38,394
Accrued restructuring costs	16,011	9,185
Accrued income taxes	93,521	24,831
Accrued property, plant and equipment	28,771	20,275
Accrued other	71,792	52,552
Total accrued expenses and other	$753,130	$591,020

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

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021

	(Thousands)
Current:
Federal	$64,224	$58,512	$(62,445)
State and local	7,865	8,871	(4,723)
Foreign	173,450	126,522	21,530
Total current taxes	245,539	193,905	(45,638)
Deferred:
Federal	(15,422)	(32,424)	21,590
State and local	2,606	(22,320)	259
Foreign	(20,675)	1,794	3,604
Total deferred taxes	(33,491)	(52,950)	25,453
Income tax expense (benefit)	$212,048	$140,955	$(20,185)

The tax provision is computed based upon income (loss) before income taxes from both U.S. and foreign operations. U.S. income (loss) before income taxes was $250.8 million, $197.1 million and, $(89.4) million, in fiscal 2023, 2022, and 2021, respectively, and foreign income before income taxes was $732.1 million, $636.3 million, and $262.3 million, in fiscal 2023, 2022, and 2021, respectively.

The Company asserts that all of its unremitted foreign earnings are permanently reinvested, and any unrecorded liabilities related to this assertion are not material.

Reconciliations of the federal statutory tax rate to the effective tax rates are as follows:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	0.9	1.1	(2.2)
Tax on foreign income, net of valuation allowances	0.5	(1.7)	(10.7)
Establishment/release of valuation allowances, net of U.S. tax expense	0.5	(5.8)	2.1
Change in unrecognized tax benefit reserves	(0.5)	(0.6)	14.3
Tax audit settlements	0.3	0.2	0.4
Impact of surrender of Company owned life insurance policies	—	1.4	—
Impact on foreign currency translation loss	(1.2)	—	—
Impact of the CARES Act	—	—	(8.4)
Impairments of investments	—	—	(22.4)
Other, net	0.1	1.3	(5.8)
Effective tax rate	21.6%	16.9%	(11.7)%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Avnet’s effective tax rate on income before income taxes was 21.6% in fiscal 2023 as compared with an effective tax rate of 16.9% on fiscal 2022 income before income taxes. Included in the fiscal 2023 effective tax rate are U.S. state taxes, tax expense related to the increase to valuation allowances against the deferred tax assets, the impact of mix of income in higher tax jurisdictions and the tax benefit arising from a foreign currency translation loss.

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

The significant components of deferred tax assets and liabilities, included in “other assets” on the consolidated balance sheets, are as follows:

	July 1,	July 2,
	2023	2022

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$211,719	$226,072
Depreciation and amortization	15,311	11,525
Inventories valuation	11,525	29,798
Operating lease liabilities	56,424	56,256
Receivables valuation	13,946	18,321
Interest deductions	39,175	29,358
Various accrued liabilities and other	101,713	47,717
	449,813	419,047
Less — valuation allowances	(207,744)	(207,889)
	242,069	211,158
Deferred tax liabilities:
Operating lease assets	(54,799)	(54,632)
Net deferred tax assets	$187,270	$156,526

The change in valuation allowances in fiscal 2023 from fiscal 2022 was related to a $4.5 million increase resulting from current year activities, and a $4.7 million decrease resulting from changing foreign exchange rates. An income tax refund receivable of $56.1 million, associated with the fiscal 2021 income tax benefit, is classified within Receivables on the consolidated balance sheets.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 1, 2023, the Company had net operating and capital loss carry-forwards of approximately $1.09 billion, of which $6.8 million will expire during fiscal 2024 and fiscal 2025, substantially all of which have full valuation allowances, $245.7 million have expiration dates ranging from fiscal 2026 to fiscal 2042, and the remaining $839.5 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of July 1, 2023, unrecognized tax benefits were $130.5 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $27.7 million and $25.3 million, net of applicable state tax benefits, as of the end of fiscal 2023 and 2022, respectively.

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	July 1, 2023	July 2, 2022

	(Thousands)
Balance at beginning of year	$109,285	$118,660
Additions for tax positions taken in prior periods	6,086	3,569
Reductions for tax positions taken in prior periods	(3,485)	(4,075)
Additions for tax positions taken in current period	7,523	1,269
Reductions related to settlements with taxing authorities	(2,873)	(1,660)
Reductions related to the lapse of applicable statutes of limitations	(14,691)	(3,883)
Adjustments related to foreign currency translation	996	(4,595)
Balance at end of year	$102,841	$109,285

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. If the actual outcomes differ from the Company’s estimates, there could be an impact on the consolidated financial statements in the period in which the position is settled, the applicable statutes of limitations expire, or new information becomes available, as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings beyond the Company’s control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $32.2 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through settlements with the tax authorities. The expected cash payment related to the settlement of these contingencies is approximately $1.0 million.

The Company conducts business globally and consequently files income tax returns in numerous jurisdictions, including those listed in the following table. It is also routinely subject to audit in these and other countries. The Company is no longer subject to audit in its major jurisdictions for periods prior to fiscal 2017. The years remaining subject to audit, by major jurisdiction, are as follows:

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jurisdiction	Fiscal Year
United States (Federal and state)	2017,2019 - 2023
Taiwan	2017 - 2023
Hong Kong	2017 - 2023
Germany	2019 - 2023
Singapore	2018 - 2023
Belgium	2021 - 2023
United Kingdom	2021 - 2023
Canada	2017 - 2023

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2023 and 2022:

	July 1,	July 2,
	2023	2022

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$614,359	$762,708
Service cost	12,015	15,007
Interest cost	26,730	15,787
Actuarial gain	(43,407)	(138,899)
Benefits paid	(21,785)	(40,244)
Settlements paid	(116,511)	—
Benefit obligations at end of year	$471,401	$614,359
Changes in plan assets:
Fair value of plan assets at beginning of year	$638,894	$772,279
Actual return on plan assets	(4,250)	(107,141)
Benefits paid	(21,785)	(40,244)
Settlements paid	(116,511)	—
Contributions	8,000	14,000
Fair value of plan assets at end of year	$504,348	$638,894
Funded status of the plan recognized as a non-current asset	$32,947	$24,535

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$148,867	$178,984
Unamortized prior service cost	23	27
	$148,890	$179,011
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$9,702	$17,378
Amortization of net actuarial losses	(2,469)	(16,343)
Amortization of prior service costs	(4)	(4)
Net loss recognized due to benefit obligation settlement	(37,350)	—
	$(30,121)	$1,031

Included in “Accumulated other comprehensive loss” at July 1, 2023, is an expense of $148.9 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $0.2 million is expected to be recognized as a component of net periodic pension cost during fiscal 2024.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2023, the Company settled a portion of its pension liability related to certain retirees and terminated vested employees in the Company’s U.S. pension plan through the transfer of the benefit obligation to a third-party insurance company. This transfer of the benefit obligation triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the transferred benefit obligations. Consequently, the Company recognized non-cash settlement expense of $37.4 million in fiscal 2023, which is included in Gain on legal settlement and other on the Company’s consolidated statement of operations. The settlement resulted in a reduction to the projected benefit obligation and a corresponding decrease to plan assets.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2023	2022
Discount rate	5.4%	4.8%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of July 1, 2023. The estimated discount rate in fiscal 2023 and fiscal 2022 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

The weighted-average assumptions used to determine net benefit costs are as follows:

	2023	2022
Discount rate	4.6%	2.5%
Expected return on plan assets	7.0%	7.0%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.0%	4.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Service cost	$12,015	$15,007	$15,751
Total net periodic pension cost within selling, general and administrative expenses	12,015	15,007	15,751

Interest cost	26,730	15,787	15,904
Expected return on plan assets	(48,860)	(49,135)	(49,681)
Amortization of prior service cost	4	4	301
Recognized net actuarial loss	2,469	16,343	20,604
Net loss recognized due to benefit obligation settlement	37,350	—	—
Total net periodic pension benefit within other income (expense), net and gain on legal settlements and other	17,693	(17,001)	(12,872)

Net periodic pension cost (benefit)	$29,708	$(1,994)	$2,879

The Company made $8.0 million and $14.0 million of contributions in fiscal 2023 and fiscal 2022, respectively,

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expects to make approximately $8.0 million of contributions in fiscal 2024.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2024	$54,860
2025	39,951
2026	40,046
2027	39,698
2028	41,729
2029 through 2033	194,798

The Plan’s assets are held in trust and were allocated as follows as of the measurement date at the end of fiscal 2023 and 2022:

	2023	2022
Equity securities	67%	75%
Fixed income debt securities	30%	24%
Cash and cash equivalents	3%	1%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2024 is currently 7.0%, which is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of July 1, 2023, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of July 1, 2023:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$15,389	$—	$—	$—	$15,389
Return Seeking Investments:
Common stocks	—	—	—	138,533	138,533
Real estate	—	—	—	108,936	108,936
High yield credit and bonds	—	—	—	90,767	90,767
Fixed Income Investments:
U.S. government	—	—	—	118,456	118,456
Corporate	—	—	—	32,267	32,267
Total	$15,389	$—	$—	$488,959	$504,348

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of July 1, 2023.

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	July 1,	July 2,
	2023	2022
Operating lease cost	$67,478	$68,664
Variable lease cost	21,422	25,737
Total lease cost	$88,900	$94,401

Future minimum operating lease payments as of July 1, 2023, are as follows (in thousands):

Fiscal Year
2024	$58,071
2025	48,439
2026	37,760
2027	24,836
2028	19,600
Thereafter	98,745
Total future operating lease payments	287,451
Total imputed interest on operating lease liabilities	(45,038)
Total operating lease liabilities	$242,413

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to operating leases consists of the following:

	Years Ended
	July 1,	July 2,
	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.2	8.8
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	Years Ended
	July 1,	July 2,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$58,111	$57,016
Operating lease assets obtained from new operating lease liabilities	48,038	28,014

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2023, 2022, and 2021, the Company recorded stock-based compensation expense of $38.8 million, $36.7 million, and $29.3 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At July 1, 2023, the Company had 7.1 million shares of common stock reserved for stock-based payments, which consisted of 1.2 million shares for unvested or unexercised stock options, 4.6 million shares available for stock-based awards under plans approved by shareholders, and 1.4 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

Service based stock option grants have a contractual life of ten years, vest in 25% increments on each anniversary of the grant date, commencing with the first anniversary, and require an exercise price of 100% of the fair market value of common stock at the date of grant. Stock-based compensation expense associated with all stock options during fiscal 2023, 2022, and 2021, was $1.0 million, $3.6 million, and $0.4 million, respectively.

There were no stock options granted in fiscal 2023 and the unamortized stock-based compensation associated with unvested options was not material as of July 1, 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of July 1, 2023, 1.2 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $30.5 million, $29.5 million, and $27.5 million for fiscal years 2023, 2022, and 2021, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2023:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at July 2, 2022	1,313,182	$32.92
Granted	802,424	41.67
Vested	(819,921)	34.94
Forfeited	(81,565)	35.95
Non-vested restricted stock units at July 1, 2023	1,214,120	$37.14

As of July 1, 2023, there was $20.1 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2023, 2022, and 2021, was $28.6 million, $26.6 million, and $25.8 million, respectively.

Performance share units

Certain eligible employees, including Avnet’s executive officers, may receive a portion of their long-term stock-based compensation through the performance share program. Through grants of performance share units, this program provides for the vesting of underlying shares of Avnet’s common stock at the end of the third year performance period, based on the Company achieving certain performance goals that the Compensation Committee of the Board of Directors establishes for a three year period.

During fiscal 2023, the Company granted 0.2 million performance share units. During fiscal 2022 and 2021, the Company granted no performance share units. The actual amount of performance share units vested at the end of each three-year period is measured by the level of achievement of performance goals and can range from 0% to 200% of the award grant. During fiscal 2023, 2022, and 2021, the Company recognized stock-based compensation expense (benefit) associated with the Performance Share Program of $5.6 million, $2.0 million, and $(0.2) million, respectively.

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

As of July 1, 2023, and July 2, 2022, the Company had aggregate estimated liabilities of $22.7 million and $14.7 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During fiscal 2023, the Company recorded a gain on legal settlements of $74.4 million in connection with the settlement of claims filed against certain manufacturers of capacitors. During fiscal 2023, the Company received $69.9 million in cash related to these settlements, which were classified as operating cash flows in the Company’s consolidated statements of cash flows.

Subsequent to the end of fiscal 2023, the Company reached an additional legal settlement with a manufacturer of capacitors for approximately $85.9 million net of legal costs, which under the terms of the settlement will be realized in the first quarter of fiscal 2024.

14. Earnings per share

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands, except per share data)
Numerator:
Net income	$770,828	$692,379	$193,114

Denominator:
Weighted average common shares for basic earnings per share	92,043	98,662	99,258
Net effect of dilutive stock-based compensation awards	1,325	1,157	910
Weighted average common shares for diluted earnings per share	93,368	99,819	100,168
Basic earnings per share	$8.37	$7.02	$1.95
Diluted earnings per share	$8.26	$6.94	$1.93
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	140	230	700

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Provision for credit losses	$16,798	$30,788	$15,842
Periodic pension cost (benefit) (1)	30,424	(3,449)	5,392
Other, net	4,920	6,777	1,278
Total	$52,142	$34,116	$22,512
(1) Includes net loss recognized due to benefit obligation settlement of $37,350.

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$28,771	$20,275	$7,131
Non-cash Financing Activities:
Unsettled share repurchases	—	$8,955	—
Supplemental Cash Flow Information:
Interest	$261,586	$112,327	$98,509
Income tax payments, net	216,780	6,892	83,387

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

16. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Millions)
Sales:
Electronic Components	$24,802.6	$22,503.3	$18,030.5
Farnell	1,734.3	1,807.4	1,504.2
	$26,536.9	$24,310.7	$19,534.7
Operating income:
Electronic Components	$1,179.6	$872.0	$454.8
Farnell	165.5	242.5	86.9
	1,345.1	1,114.5	541.7
Corporate	(124.2)	(128.9)	(134.7)
Restructuring, integration and other expenses	(28.0)	(5.3)	(84.4)
Russian-Ukraine conflict related expenses	—	(26.3)	—
Amortization of acquired intangible assets and other	(6.1)	(15.0)	(41.2)
	$1,186.8	$939.0	$281.4
Assets:
Electronic Components	$10,375.4	$8,863.4	$6,950.0
Farnell	1,659.0	1,371.1	1,468.3
Corporate	442.8	154.0	507.1
	$12,477.2	$10,388.5	$8,925.4
Capital expenditures:
Electronic Components	$153.4	$25.7	$21.8
Farnell	41.2	23.1	26.1
Corporate	0.1	0.1	2.5
	$194.7	$48.9	$50.4
Depreciation & amortization expense:
Electronic Components	$63.6	$67.7	$73.4
Farnell	24.8	31.3	53.9
Corporate	0.2	3.3	4.6
	$88.6	$102.3	$131.9
Sales, by geographic area:
Americas(1)	$6,807.7	$5,896.0	$4,662.5
EMEA(2)	9,229.4	7,838.1	6,149.9
Asia(3)	10,499.8	10,576.6	8,722.3
	$26,536.9	$24,310.7	$19,534.7
Property, plant and equipment, net, by geographic area:
Americas(4)	$105.3	$115.4	$146.0
EMEA(5)	310.9	170.1	185.8
Asia	25.4	29.7	36.7
	$441.6	$315.2	$368.5
(1)	Includes sales in the United States of $6.35 billion, $5.48 billion, and $4.35 billion for fiscal 2023, 2022, and 2021, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes sales in Germany and Belgium of $3.89 billion and $1.55 billion, respectively, for fiscal 2023. Includes sales in Germany and Belgium of $3.16 billion and $1.37 billion, respectively, for fiscal 2022. Includes sales in Germany and Belgium of $2.42 billion and $1.12 billion, respectively, for fiscal 2021.
(3)	Includes sales of $4.23 billion, $3.40 billion, and $1.50 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2023. Includes sales of $4.64 billion, $3.38 billion, and $1.32 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2022. Includes sales of $3.93 billion, $2.79 billion, and $1.04 billion in Taiwan, China (including Hong Kong), and Singapore, respectively, for fiscal 2021.
(4)	Includes property, plant and equipment, net, of $101.9 million, $112.4 million, and $142.7 million in the United States for fiscal 2023, 2022, and 2021, respectively.
(5)	Includes property, plant and equipment, net, of $196.0 million, $92.6 million, and $15.5 million in Germany, the UK, and Belgium, respectively, for fiscal 2023. Fiscal 2022 includes property, plant and equipment, net, of $67.6 million, $79.8 million, and $16.7 million in Germany, the UK, and Belgium, respectively. Fiscal 2021 includes property, plant and equipment, net, of $77.9 million, $83.5 million, and $20.9 million in Germany, the UK, and Belgium, respectively.

Listed in the table below are the Company’s major product categories and the related sales for each of the past three fiscal years:

	Years Ended
	July 1,	July 2,	July 3,
	2023	2022	2021

	(Millions)
Semiconductors	$21,366.5	$18,380.2	$14,722.8
Interconnect, passive & electromechanical (IP&E)	4,150.6	4,639.1	3,649.0
Computers	520.8	663.2	640.6
Other	499.0	628.2	522.3
	$26,536.9	$24,310.7	$19,534.7

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Restructuring expenses

During fiscal 2023, the Company incurred restructuring expenses primarily related to the planned closure of a distribution center intended to reduce future operating expenses. The following table presents the activity incurred during fiscal 2023:

		Facility	Asset
	Severance	Exit Costs	Impairments	Total

	(Thousands)
Fiscal 2023 restructuring expenses	$16,060	$504	$791	$17,355
Cash payments	(553)	—	—	(553)
Non-cash amounts	—	—	(791)	(791)
Balance at July 1, 2023	$15,507	$504	$—	$16,011

Severance expense recorded in fiscal 2023 related primarily to the planned reduction of over 200 employees associated with the planned closure of a distribution center. Facility exit costs primarily consist of liabilities for the closure of facilities. Asset impairments relate to the impairment of property, plant and equipment as a result of the underlying restructuring actions taken in fiscal 2023. The Company expects the majority of the remaining severance and facility exit costs to be paid by the end of fiscal 2024.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2023. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of July 1, 2023.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of July 1, 2023, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2023, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 16, 2023.

On May 22, 2023, the Board of Directors amended the Company’s By-Laws, effective immediately (“Amended By-Laws”). The By-Laws were amended to, among other things, clarify and enhance procedural mechanics and disclosure requirement under Section 1.14 in connection with shareholder proposals and nominations of directors and to address the new Rule 14a-19 of the Exchange Act, known as the Universal Proxy Rule. Under the Amended By-Laws, for annual meetings, the deadline for delivery of Shareholder Notice and specified Nominee Materials, if applicable, is based on the anniversary of the prior annual meeting date versus the anniversary of the filing date of the prior proxy statement. Therefore, for the 2023 Annual Shareholder Meeting, Shareholder Notice and Nominee Materials were required to be delivered no earlier than June 20, 2023, and no later than July 20, 2023. The Amended By-Laws further require additional obligations from or disclosures regarding the Proposing Shareholder, proposed nominees and other known persons working with the Proposing Shareholder, including obligations to update information provided in the Shareholder Notice and Nominee Materials and to attend the shareholder meeting to present the business specified in the Shareholder Notice. It also clarified that a Proposing Shareholder may nominate up to the number of directors to be elected at the applicable meeting and may not make additional or substitute nominations after the Shareholder Notice and Nominee Materials deadlines expire.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 16, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 16, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 16, 2023.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 16, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and supplementary data are listed in the index included under Item 8 of this Report.

The exhibits listed below are filed as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on February 12, 2001).

3.2	By-laws of the Company, as amended May 22, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

4.1	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on August 15, 2019).

4.2

Indenture dated as of June 22, 2010, between the Company and Computershare Trust Company, National Association as successor to and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Debt Securities in one or more series (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2010).

4.3	Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.4	Form of Officer’s Certificate setting forth the terms of the 3.00% Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 5, 2021).

4.5	Form of Officer’s Certificate setting forth the terms of the 5.50% Notes due 2032 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

4.6	Form of Officers’ Certificate setting forth the terms of the 6.25% Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2023).

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

10.4

Form of Change of Control Agreement between the Company and Philip Gallagher, Kenneth Jacobson, Ken Arnold, Max Chan, Michael McCoy, and Elizabeth McMullen (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

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

Bank Agreements

10.17	Securitization Program

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

(4) Amendment No. 3 to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 30, 2021, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.18B4 to the Company’s Annual Report on Form 10-K filed on August 12, 2022).

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

(7) Amendment No. 6 to the Fourth Amended and Restated Receivables Purchase Agreement, dated December 16, 2022, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2022).

*

(8) Amendment No. 7 to the Fourth Amended and Restated Receivables Purchase Agreement, dated May 12, 2023, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto.

10.18		Credit Facility

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

(e) Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 29, 2022, among Avnet, Inc., each subsidiary of the Company party thereto, Bank of America, N.A., as the administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 3, 2023).

21.1	*	List of subsidiaries of the Company as of July 1, 2023.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended July 1, 2023, July 2, 2022, and July 3, 2021

	Balance at		Charged to		Charged to				Balance at
	Beginning of		Expense		Other				End of
Account Description	Period		(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2023
Allowance for credit losses	$113,902		$16,798		$—		$(17,857)	(a)	$112,843
Valuation allowance on tax loss carry-forwards	207,889		4,530	(b)	(4,675)	(c)	—		207,744
Fiscal 2022
Allowance for credit losses	88,160		47,990	(d)	—		(22,248)	(a)	113,902
Valuation allowance on tax loss carry-forwards	293,569		(65,208)	(e)	(20,472)	(f)	—		207,889
Fiscal 2021
Allowance for credit losses	65,018	(g)	15,842		17,205	(h)	(9,905)	(a)	88,160
Valuation allowance on tax loss carry-forwards	283,721		21,357	(i)	(11,509)	(c)	—		293,569
(a)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(b)	Primarily represents impact of current year activities.
(c)	Primarily related to impact of foreign currency exchange on valuation allowances.
(d)	Amount includes $17,202 of credit loss provisions associated with accounts receivable from Russian customers that are no longer considered collectible. See Note 4, “Receivables and Russian-Ukraine conflict related expenses” of the notes to consolidated financial statements of this Form 10-K.
(e)	Primarily represents net release of valuation allowance and impact of current year activities.
(f)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.
(g)	Beginning balance includes $59,018 of allowance for credit losses associated with trade accounts receivable and $6,000 of allowance for credit losses associated with notes receivable prior to the adoption of a new accounting standard discussed further in (h) below.
(h)	The Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on June 28, 2020, with a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of fiscal 2021.
(i)	Primarily represents impact of current year activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 18, 2023	By:	/s/ PHILIP R. GALLAGHER
Philip R. Gallagher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints each of Phil R. Gallagher and Kenneth A. Jacobson his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 18, 2023.

Signature	Title

/s/ PHILIP R. GALLAGHER Philip R. Gallagher	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chair of the Board and Director

/s/ CARLO BOZOTTI Carlo Bozotti	Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ JAMES A. LAWRENCE James A. Lawrence	Director

/s/ ERNEST MADDOCK Ernest Maddock	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ ADALIO T. SANCHEZ Adalio T. Sanchez	Director

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Chief Financial Officer (Principal Financial Officer)