Form 10-Q
period 2023-09-30
AVNET INC
filed 2023-11-03
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 28, 2023, the total number of shares outstanding of the registrant’s Common Stock was 90,485,363 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	July 1,
	2023	2023

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$278,679	$288,230
Receivables	4,679,691	4,763,788
Inventories	5,755,051	5,465,031
Prepaid and other current assets	197,720	233,804
Total current assets	10,911,141	10,750,853
Property, plant and equipment, net	470,971	441,557
Goodwill	759,848	780,629
Operating lease assets	220,657	221,698
Other assets	283,845	282,422
Total assets	$12,646,462	$12,477,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$68,601	$70,636
Accounts payable	3,445,711	3,373,820
Accrued expenses and other	722,409	753,130
Short-term operating lease liabilities	53,657	51,792
Total current liabilities	4,290,378	4,249,378
Long-term debt	3,101,903	2,988,029
Long-term operating lease liabilities	186,745	190,621
Other liabilities	244,853	297,462
Total liabilities	7,823,879	7,725,490
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 90,983,772 shares and 91,504,053 shares, respectively	90,984	91,504
Additional paid-in capital	1,702,065	1,691,334
Retained earnings	3,532,676	3,378,212
Accumulated other comprehensive loss	(503,142)	(409,381)
Total shareholders’ equity	4,822,583	4,751,669
Total liabilities and shareholders’ equity	$12,646,462	$12,477,159

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands, except per share amounts)
Sales	$6,335,648	$6,750,133
Cost of sales	5,587,542	5,981,960
Gross profit	748,106	768,173
Selling, general and administrative expenses	487,286	477,636
Restructuring, integration and other expenses	7,051	—
Operating income	253,769	290,537
Other income, net	5,960	323
Interest and other financing expenses, net	(70,796)	(45,098)
Gain on legal settlements and other	86,499	—
Income before taxes	275,432	245,762
Income tax expense	66,164	61,501
Net income	$209,268	$184,261

Earnings per share:
Basic	$2.29	$1.96
Diluted	$2.25	$1.93

Shares used to compute earnings per share:
Basic	91,495	94,051
Diluted	93,178	95,636
Cash dividends paid per common share	$0.31	$0.29

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Net income	$209,268	$184,261
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(107,036)	(201,663)
Cross-currency swap	11,808	—
Pension adjustments, net	1,467	9,866
Total other comprehensive loss, net of tax	(93,761)	(191,797)
Total comprehensive income (loss), net of tax	$115,507	$(7,536)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	$90,984	$1,702,065	$3,532,676	$(503,142)	$4,822,583

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Other comprehensive loss	—	—	—	—	(191,797)	(191,797)
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	$92,329	$1,665,846	$2,934,205	$(673,045)	$4,019,335

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income	$209,268	$184,261

Non-cash and other reconciling items:
Depreciation	20,639	19,640
Amortization	878	2,755
Amortization of operating lease assets	13,271	13,141
Deferred income taxes	5,575	(7,296)
Stock-based compensation	9,355	8,924
Other, net	(20,171)	8,224
Changes in (net of effects from businesses acquired and divested):
Receivables	30,190	(419,852)
Inventories	(371,604)	(559,044)
Accounts payable	111,489	120,938
Accrued expenses and other, net	(50,184)	(16,840)
Net cash flows used for operating activities	(41,294)	(645,149)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	(92,100)	152,200
Borrowings under senior unsecured credit facility, net	243,613	701,987
Repayments under bank credit facilities and other debt, net	(133)	(85,432)
Repurchases of common stock	(24,324)	(152,408)
Dividends paid on common stock	(28,320)	(26,998)
Other, net	1,414	(964)
Net cash flows provided by financing activities	100,150	588,385

Cash flows from investing activities:
Purchases of property, plant and equipment	(76,089)	(28,208)
Other, net	300	7,303
Net cash flows used for investing activities	(75,789)	(20,905)

Effect of currency exchange rate changes on cash and cash equivalents	7,382	4,857

Cash and cash equivalents:
— decrease	(9,551)	(72,812)
— at beginning of period	288,230	153,693
— at end of period	$278,679	$80,881

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income, and cash flows. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to fiscal 2023 balances to correspond to the fiscal 2024 consolidated financial statement presentation.

Preparing financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

Interim results of operations do not necessarily indicate the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

Recently adopted accounting pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to assist financial statement users in understanding the effect of such programs on a company’s working capital, liquidity and cash flows. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude of such programs. The Company adopted this guidance in the first quarter of fiscal 2024, except for the amendment on roll-forward information, which is effective for the Company in fiscal 2025. The Company’s adoption of ASU No. 2022-04 did not have a material impact on the Company’s consolidated financial statements.

2. Receivables

The Company’s receivables and allowance for credit losses were as follows:

	September 30,	July 1,
	2023	2023

	(Thousands)
Receivables	$4,793,180	$4,876,631
Allowance for Credit Losses	$(113,489)	$(112,843)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first quarters of fiscal 2024 and fiscal 2023:

	September 30,	October 1,
	2023	2022

	(Thousands)
Balance at beginning of the period	$112,843	$113,902
Credit Loss Provisions	4,157	1,442
Credit Loss Recoveries	(364)	(216)
Receivables Write Offs	(959)	(3,378)
Foreign Currency Effect and Other	(2,188)	(5,127)
Balance at end of the period	$113,489	$106,623

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first quarter ended September 30, 2023.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 1, 2023 (1)	$296,829	$483,800	$780,629
Foreign currency translation	(4,748)	(16,033)	(20,781)
Carrying value at September 30, 2023 (1)	$292,081	$467,767	$759,848
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	September 30,	July 1,	September 30,	July 1,
	2023	2023	2023	2023

	Interest Rate		Carrying Balance
Other short-term debt	5.59%	5.08%	$68,601	$70,636
Short-term debt			$68,601	$70,636

Other short-term debt consists primarily of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	September 30,	July 1,	September 30,	July 1,
	2023	2023	2023	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	6.17%	5.99%	$463,700	$555,800
Credit Facility (due August 2027)	5.48%	4.85%	1,002,024	796,552
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	6.25%	500,000	500,000
Long-term debt before discount and debt issuance costs			3,115,724	3,002,352
Discount and debt issuance costs – unamortized			(13,821)	(14,323)
Long-term debt			$3,101,903	$2,988,029

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.31 billion and $1.27 billion at September 30, 2023, and July 1, 2023, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of September 30, 2023, and July 1, 2023, there were $0.9 million in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of September 30, 2023, and July 1, 2023.

As of September 30, 2023, the carrying value and fair value of the Company’s total debt was $3.17 billion and $3.05 billion, respectively. At July 1, 2023, the carrying value and fair value of the Company’s total debt was $3.06 billion and $2.98 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	First Quarters Ended
	September 30,	October 1,
	2023	2022
Operating lease cost	$15,539	$16,566
Variable lease cost	7,167	6,313
Total lease cost	$22,706	$22,879

Future minimum operating lease payments as of September 30, 2023, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2024	$46,377
2025	52,620
2026	41,715
2027	25,110
2028	19,758
Thereafter	97,740
Total future operating lease payments	283,320
Total imputed interest on operating lease liabilities	(42,918)
Total operating lease liabilities	$240,402

Other information pertaining to operating leases consists of the following:

	First Quarters Ended
	September 30,	October 1,
	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8.0	8.5
Weighted-average discount rate	3.8%	3.9%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	First Quarters Ended
	September 30,	October 1,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for operating lease liabilities	$13,856	$14,062
Operating lease assets obtained from new operating lease liabilities	$15,132	$20,796

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

In fiscal 2023, the Company entered into a fixed-to-fixed rate cross currency swap (the “cross-currency swap”) with a notional amount of $500.0 million, or €472.6 million, that is set to mature in March 2028. The Company designated this derivative contract as a net investment hedge of its European operations and elected the spot method for measuring hedge effectiveness. Changes in fair value of the cross-currency swap is presented in “Accumulated other comprehensive income” in the consolidated balance sheets. Amounts related to the cross-currency swap recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in “Interest and other financing expenses, net”, on the consolidated statements of operations. The fair value of the cross-currency swaps are based upon Level 2 criteria under the ASC 820 fair value hierarchy.

The Company uses these derivative financial instruments to manage risks associated with foreign currency exchange rates and interest rates. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	September 30,	July 1,
	2023	2023

	(Thousands)
Economic hedges
Prepaid and other current assets	$17,171	$69,104
Accrued expenses and other	$37,890	$68,594
Cross-currency swap
Other liabilities	$11,041	$22,849

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		First Quarters Ended
		September 30,	October 1,
		2023	2022

		(Thousands)
Economic hedges	Other income, net	$(2,103)	$(359)
Cross currency swap	Interest and other financing expense, net	$1,013	—

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

As of September 30, 2023, and July 1, 2023, the Company had aggregate estimated liabilities of $22.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first quarter of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with a settlement of a claim filed against a manufacturer of capacitor.

8. Income taxes

The below discussion of the effective tax rate for the periods presented in the statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 24.0% in the first quarter of fiscal 2024. During the first quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves net of settlements, (ii) U.S. state taxes, and (iii) the mix of income in higher tax jurisdictions.

During the first quarter of fiscal 2023, the Company’s effective tax rate on its income before taxes was 25.0%. During the first quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves and (ii) the mix of income in higher tax jurisdictions.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Service cost within selling, general and administrative expenses	$2,563	$3,004

Interest cost	6,145	6,682
Expected return on plan assets	(9,985)	(12,215)
Amortization of prior service cost	1	1
Recognized net actuarial loss	56	617
Total net periodic pension benefit within other income, net	(3,783)	(4,915)

Net periodic pension benefit	$(1,220)	$(1,911)

The Company made $4.0 million of contributions during the first quarter of fiscal 2024 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2024.

10. Shareholders’ equity

Share repurchase program

During the first quarter of fiscal 2024, the Company repurchased 0.6 million shares under existing programs for a total cost of $27.0 million. As of September 30, 2023, the Company had $291.5 million remaining under its share repurchase authorization.

Common stock dividend

In August 2023, the Company’s Board of Directors approved a dividend of $0.31 per common share and dividend payments of $28.3 million were made in September 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands, except per share data)
Numerator:
Net income	$209,268	$184,261

Denominator:
Weighted average common shares for basic earnings per share	91,495	94,051
Net effect of dilutive stock-based compensation awards	1,683	1,585
Weighted average common shares for diluted earnings per share	93,178	95,636
Basic earnings per share	$2.29	$1.96
Diluted earnings per share	$2.25	$1.93
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	122	146

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$13,967	$11,916
Non-cash Financing Activities:
Unsettled share repurchases	$2,718	$4,449
Supplemental Cash Flow Information:
Interest	$81,446	$32,855
Income tax payments, net	$78,357	$57,426

Included in cash and cash equivalents as of September 30, 2023, and July 1, 2023, was $11.4 million and $3.7 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Sales:
Electronic Components	$5,914,405	$6,324,223
Farnell	421,243	425,910
	6,335,648	6,750,133
Operating income:
Electronic Components	$272,751	$267,253
Farnell	17,671	51,611
	290,422	318,864
Corporate expenses	(28,724)	(25,568)
Restructuring, integration and other expenses	(7,051)	—
Amortization of acquired intangible assets and other	(878)	(2,759)
Operating income	$253,769	$290,537

Sales, by geographic area:
Americas	$1,573,521	$1,678,903
EMEA	2,308,051	2,129,539
Asia	2,454,076	2,941,691
Sales	$6,335,648	$6,750,133

14. Restructuring expenses

During fiscal 2023, the Company’s Farnell operating group incurred restructuring expenses primarily related to the planned closure of a distribution center intended to reduce future operating expenses. The following table presents the activity during the first quarter of fiscal 2024 related to the restructuring liabilities established during fiscal 2024 and the remaining restructuring liabilities established during fiscal 2023:

		Facility
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 1, 2023	$15,507	$504	$16,011
Fiscal 2024 restructuring expenses	2,678	—	2,678
Cash payments	(196)	—	(196)
Other, principally foreign currency translation	(221)	—	(221)
Balance at September 30, 2023	$17,768	$504	$18,272

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. Many of these statements can be found by looking for words like “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors, including supply shortages; relationships with key suppliers and allocations of products by suppliers, including increased non-cancellable/non-returnable orders; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to repatriating cash, foreign currency fluctuations, inflation, duties and taxes, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crises, warehouse modernization, and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended September 30, 2023, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Operating income excluding (i) restructuring, integration and other expenses, and (ii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 30,	October 1,
	2023	2022

	(Thousands)
Operating income	$253,769	$290,537
Restructuring, integration and other expenses	7,051	—
Amortization of acquired intangible assets and other	878	2,759
Adjusted operating income	$261,698	$293,296

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

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA, and (iii) Asia. EC markets, sells, and distributes (i) semiconductors, (ii) interconnect, passive and electromechanical components, and (iii) other integrated and embedded components, to a diverse customer base serving many end-markets. Farnell distributes electronic components and industrial products to a diverse customer base utilizing multi-channel sales and marketing resources.

Results of Operations

Executive Summary

Consolidated sales for the first quarter of fiscal 2024 were $6.34 billion, a decrease of $414.5 million or 6.1% compared to sales of $6.75 billion in the prior year first quarter.

Gross profit of $748.1 million and gross profit margin of 11.8% in the first quarter of fiscal 2024 compared to gross profit of $768.2 million and gross profit margin of 11.4% in the first quarter of fiscal 2023.

Operating income of $253.8 million was $36.8 million or 12.7% lower than the prior year first quarter operating income of $290.5 million. Operating income margin was 4.0% in the first quarter of fiscal 2024, as compared to 4.3% in the first quarter of fiscal 2023, a decrease of 29 basis points.

Sales

The following table presents sales growth rates for the first quarter of fiscal 2024 as compared to fiscal 2023 by geographic region and operating group.

	Quarter Ended
	September 30, 2023
		Sales
		Year-Year %
	Sales	Change in
	Year-Year	Constant
	% Change	Currency
Avnet	(6.1)%	(7.8)%
Avnet by region
Americas	(6.3)%	(6.3)%
EMEA	8.4	1.9
Asia	(16.6)	(15.8)
Avnet by operating group
EC	(6.5)%	(8.1)%
Farnell	(1.1)	(3.8)

Sales were $6.34 billion, down $414.5 million or 6.1% from the prior year first quarter sales of $6.75 billion. Sales decreased by 7.8% in constant currency in the first quarter of fiscal 2024 year over year with both operating groups contributing to this decrease.

EC sales of $5.91 billion in the first quarter of fiscal 2024 decreased $409.8 million or 6.5% from the prior year first quarter sales of $6.32 billion. EC sales decreased 8.1% year over year in constant currency. The decrease in sales in the Company's EC operating group is primarily due to lower demand as a result of the normalization of supply of electronic components when compared to the prior year.

Farnell sales for the first quarter of fiscal 2024 were $421.2 million, a decrease of $4.7 million or 1.1% from the prior year first quarter sales of $425.9 million. Farnell sales in constant currency in the first quarter of fiscal 2024 decreased by 3.8% year over year due primarily to a decline in demand for electronic components from high service distributors and as a result of competitive pricing pressures.

Gross Profit

Gross profit for the first quarter of fiscal 2024 was $748.1 million, a decrease of $20.1 million or 2.6% from the first quarter of fiscal 2023 gross profit of $768.2 million. Gross profit margin of 11.8% increased 43 basis points compared to the first quarter of fiscal 2023 gross profit margin of 11.4%. EC gross profit margin increased year over year primarily due to a larger proportion of sales coming from the higher-margin western regions. Sales in western regions represented approximately 60% of sales in the first quarter of fiscal 2024 as compared to 55% during the first quarter of fiscal 2023. Farnell gross profit margin decreased year over year largely due to the unwinding of component shortage pricing premiums, a lower sales mix of on the board electronic components and from competitive pricing pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $487.3 million in the first quarter of fiscal 2024, an increase of $9.6 million or 2.0% from the first quarter of fiscal 2023. The year-over-year increase in SG&A expenses was primarily a result of foreign currency translation.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2024, SG&A expenses were 7.7% of sales and

65.1% of gross profit, as compared with 7.1% and 62.2%, respectively, in the first quarter of fiscal 2023. The year-over-year increase in SG&A expense as a percentage of both sales and gross profit is primarily due the decrease in sales and gross profit.

Restructuring, Integration and Other Expenses

The Company recorded restructuring, integration and other expenses of $7.1 million during the first quarter of fiscal 2024. Restructuring expenses consisted of severance costs of $2.7 million related to the reduction, or planned reduction of over 50 employees in the Company’s Farnell operating group. Additionally, during the first quarter of fiscal 2024 the Company recorded $4.4 million in other expenses. The after-tax impact of restructuring, integration, and other expenses were $5.3 million and $0.06 per share on a diluted basis. As of September 30, 2023 the Company does not anticipate any material adjustments relating to the aforementioned restructuring and integration plans.

Operating Income

Operating income for the first quarter of fiscal 2024 was $253.8 million, a decrease of $36.8 million or 12.7%, from the first quarter of fiscal 2023 operating income of $290.5 million. The year-over-year decrease in operating income was primarily driven by the decrease in sales, higher SG&A expenses, and restructuring, integration and other expenses, partially offset by the favorable impact from foreign currency exchange rates. Adjusted operating income for the first quarter of fiscal 2024 was $261.7 million, a decrease of $31.6 million or 10.8% from the first quarter of fiscal 2023. Operating income margin was 4.0% in the first quarter of fiscal 2024, a decrease of 29 basis points compared to 4.3% in the prior year first quarter.

EC operating income margin increased 38 basis points year over year to 4.6% and Farnell operating income margin decreased 792 basis points year over year to 4.2%. EC’s improvement in operating income margin is a result of higher gross profit margins and lower overall SG&A expenses year over year primarily in the western regions. The decrease in operating income margin at Farnell is primarily driven by lower sales and declines in gross profit margin as discussed further above.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the first quarter of fiscal 2024 was $70.8 million, an increase of $25.7 million, as compared with interest and other financing expenses of $45.1 million in the first quarter of fiscal 2023. The increases in interest and other financing expenses in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 is primarily a result of higher outstanding borrowings and increases in average borrowing rates during the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.

Gain on Legal Settlements and other

During the first quarter of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million before tax, $66.1 million after tax, and $0.71 per share on a diluted basis, in connection with the settlement of claims filed against certain manufacturers of capacitors.

Income Tax

The below discussion of the effective tax rate for the periods presented in the statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 24.0% in the first quarter of fiscal 2024. During the first quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves net of settlements, (ii) U.S. state taxes, and (iii) the mix of income in higher tax jurisdictions.

During the first quarter of fiscal 2023, the Company’s effective tax rate on its income before taxes was 25.0%. During the first quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves and (ii) the mix of income in higher tax jurisdictions.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first quarter of fiscal 2024 was $209.3 million, or $2.25 per share on a diluted basis, as compared with $184.3 million, or $1.93 per share on a diluted basis, in the first quarter of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first quarter of fiscal 2024, the Company used $41.3 million of cash flow for operations compared to $645.1 million of cash used for operations in the first quarter of fiscal 2023. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $280.1 million during the first quarter of fiscal 2024, including an increase in inventories of $371.6 million, and a decrease in accrued expenses and other of $50.2 million, offset by an increase in accounts payable of $111.5 million, and a decrease in accounts receivable of $30.2 million. Comparatively, cash used for working capital and other was $874.8 million during the first quarter of fiscal 2023, including increases in accounts receivable of $419.9 million, and in inventories of $559.0 million, and a decrease in accrued expenses and other of $16.8 million, partially offset by an increase in accounts payable of $120.9 million.

Cash Flow from Financing Activities

During the first quarter of fiscal 2024, the Company received net proceeds of $243.6 million under the Credit Facility, and repaid $92.1 million under the Securitization Program, and $0.1 million under other short-term debt. During the first quarter of fiscal 2024, the Company paid dividends on common stock of $28.3 million and repurchased $24.3 million of common stock.

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

Cash Flow from Investing Activities

During the first quarter of fiscal 2024, the Company used $76.1 million for capital expenditures as compared to $28.2 million for capital expenditures in the first quarter of fiscal 2023. The increase in capital expenditures is primarily due to distribution and warehouse expansions in EMEA.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. There are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of September 30, 2023. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of September 30, 2023, and July 1, 2023.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2024 was $68.6 million.

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

Liquidity

The Company held cash and cash equivalents of $278.7 million as of September 30, 2023, of which $183.2 million was held outside the United States. As of July 1, 2023, the Company held cash and cash equivalents of $288.2 million, of which $194.5 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company used $109.8 million in cash flows for operating activities over the trailing four fiscal quarters ended September 30, 2023.

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

As of the end of the first quarter of fiscal 2024, the Company had a combined total borrowing capacity of $2.20 billion under the Credit Facility and the Securitization Program. There were $1.00 billion of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $463.7 million outstanding under the Securitization Program, resulting in approximately $733.3 million of total committed availability as of September 30, 2023. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the first quarter of fiscal 2024, the Company had an average daily balance outstanding of approximately $1.15 billion under the Credit Facility and approximately $624.9 million under the Securitization Program.

As of September 30, 2023, the Company may repurchase up to an aggregate of $291.5 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the first quarter of fiscal 2024, the Company repurchased $27.0 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2024, the Board of Directors approved a dividend of $0.31 per share, which resulted in $28.3 million of dividend payments during the quarter.

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

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements, from time to time, that are intended to provide an economic hedge against some or all, of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 1, 2023, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 30, 2023, approximately 52% of the Company’s debt bears interest at a fixed rate and 48% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.8 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2024.

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

During the first quarter of fiscal 2024, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2023, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2023, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. The following table includes the Company’s monthly purchases of the Company’s common stock during the first quarter of fiscal 2024, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 2 – July 29	—	—	—	$318,511,000
July 30 – August 26	—	—	—	$318,511,000
August 27 – September 30	558,695	$48.40	558,695	$291,469,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

10.1*	Form of Indemnification Agreement. The Company enters into this form of agreement with each of its directors and officers.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: November 3, 2023

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer