Form 10-Q
period 2023-12-30
AVNET INC
filed 2024-02-02
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

As of January 27, 2024, the total number of shares outstanding of the registrant’s Common Stock was 90,363,645 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 30,	July 1,
	2023	2023

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$272,850	$288,230
Receivables	4,508,742	4,763,788
Inventories	6,115,999	5,465,031
Prepaid and other current assets	241,371	233,804
Total current assets	11,138,962	10,750,853
Property, plant and equipment, net	563,758	441,557
Goodwill	787,007	780,629
Operating lease assets	227,145	221,698
Other assets	280,302	282,422
Total assets	$12,997,174	$12,477,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$696,329	$70,636
Accounts payable	3,308,060	3,373,820
Accrued expenses and other	705,745	753,130
Short-term operating lease liabilities	55,424	51,792
Total current liabilities	4,765,558	4,249,378
Long-term debt	2,753,521	2,988,029
Long-term operating lease liabilities	191,521	190,621
Other liabilities	276,191	297,462
Total liabilities	7,986,791	7,725,490
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 89,760,434 shares and 91,504,053 shares, respectively	89,760	91,504
Additional paid-in capital	1,713,881	1,691,334
Retained earnings	3,564,195	3,378,212
Accumulated other comprehensive loss	(357,453)	(409,381)
Total shareholders’ equity	5,010,383	4,751,669
Total liabilities and shareholders’ equity	$12,997,174	$12,477,159

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Sales	$6,204,914	$6,717,521	$12,540,562	$13,467,654
Cost of sales	5,498,730	5,933,421	11,086,273	11,915,381
Gross profit	706,184	784,100	1,454,289	1,552,273
Selling, general and administrative expenses	464,692	485,127	951,977	962,764
Restructuring, integration and other expenses	5,235	—	12,286	—
Operating income	236,257	298,973	490,026	589,509
Other (expense) income, net	(8,397)	1,476	(2,437)	1,800
Interest and other financing expenses, net	(74,302)	(59,020)	(145,098)	(104,118)
Gain on legal settlements and other	—	61,705	86,499	61,705
Income before taxes	153,558	303,134	428,990	548,896
Income tax expense	35,627	59,248	101,791	120,749
Net income	$117,931	$243,886	$327,199	$428,147

Earnings per share:
Basic	$1.31	$2.67	$3.60	$4.62
Diluted	$1.28	$2.63	$3.54	$4.55

Shares used to compute earnings per share:
Basic	90,253	91,192	90,874	92,621
Diluted	91,792	92,755	92,485	94,195
Cash dividends paid per common share	$0.31	$0.29	$0.62	$0.58

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands)
Net income	$117,931	$243,886	$327,199	$428,147
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	169,163	243,252	62,127	41,589
Cross-currency swap	(24,199)	—	(12,391)	—
Pension adjustments	725	333	2,192	10,199
Total other comprehensive income, net of tax	145,689	243,585	51,928	51,788
Total comprehensive income, net of tax	$263,620	$487,471	$379,127	$479,935

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	90,984	1,702,065	3,532,676	(503,142)	4,822,583
Net income	—	—	—	117,931	—	117,931
Other comprehensive income	—	—	—	—	145,689	145,689
Cash dividends	—	—	—	(27,817)	—	(27,817)
Repurchases of common stock	(1,255)	(1,255)	—	(58,595)	—	(59,850)
Stock-based compensation	31	31	11,816	—	—	11,847
Balance, December 30, 2023	89,760	$89,760	$1,713,881	$3,564,195	$(357,453)	$5,010,383

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Other comprehensive loss	—	—	—	—	(191,797)	(191,797)
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	92,329	1,665,846	2,934,205	(673,045)	4,019,335
Net income	—	—	—	243,886	—	243,886
Other comprehensive income	—	—	—	—	243,585	243,585
Cash dividends	—	—	—	(26,307)	—	(26,307)
Repurchases of common stock	(1,629)	(1,629)	—	(62,795)	—	(64,424)
Stock-based compensation	35	35	13,553	—	—	13,588
Balance, December 31, 2022	90,735	$90,735	$1,679,399	$3,088,989	$(429,460)	$4,429,663

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income	$327,199	$428,147

Non-cash and other reconciling items:
Depreciation and amortization	42,727	43,705
Amortization of operating lease assets	26,205	26,414
Deferred income taxes	12,599	(15,581)
Stock-based compensation	19,951	21,338
Other, net	27,181	7,199
Changes in (net of effects from businesses acquired and divested):
Receivables	287,320	(469,650)
Inventories	(610,008)	(686,884)
Accounts payable	(78,082)	(341,210)
Accrued expenses and other, net	(138,667)	20,021
Net cash flows used for operating activities	(83,575)	(966,501)

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	58,600	352,200
Borrowings under senior unsecured credit facility, net	272,747	1,132,245
Borrowings under bank credit facilities and other debt, net	30,752	47,712
Repurchases of common stock	(86,027)	(221,282)
Dividends paid on common stock	(56,138)	(53,304)
Other, net	2,665	(1,048)
Net cash flows provided by financing activities	222,599	1,256,523

Cash flows from investing activities:
Purchases of property, plant and equipment	(158,088)	(111,436)
Other, net	373	(16,279)
Net cash flows used for investing activities	(157,715)	(127,715)

Effect of currency exchange rate changes on cash and cash equivalents	3,311	8,778

Cash and cash equivalents:
— (decrease) increase	(15,380)	171,085
— at beginning of period	288,230	153,693
— at end of period	$272,850	$324,778

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

Recently adopted accounting pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain supplier finance programs to assist financial statement users in understanding the effect of such programs on a company’s working capital, liquidity, and cash flows. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude of such programs. The Company adopted this guidance in the first quarter of fiscal 2024, except for the amendment on roll-forward information, which is effective for the Company in fiscal 2025. The Company’s adoption of ASU No. 2022-04 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”) which improves segment disclosure requirements, primarily through increased disclosures about significant segment expenses. ASU No. 2023-07 will be effective for the Company in fiscal year 2025, and interim periods beginning in fiscal year 2026 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07 on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures (“ASU No. 2023-09”), which updates income tax disclosures related to the effective income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU No. 2023-09 also provides further disclosure comparability. ASU No. 2023-09 will be effective for the Company in fiscal year 2026 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on its consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	December 30,	July 1,
	2023	2023

	(Thousands)
Receivables	$4,624,549	$4,876,631
Allowance for Credit Losses	$(115,807)	$(112,843)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2024 and fiscal 2023:

	December 30,	December 31,
	2023	2022

	(Thousands)
Balance at beginning of the period	$112,843	$113,902
Credit Loss Provisions	6,564	4,803
Credit Loss Recoveries	(940)	(456)
Receivables Write Offs	(3,885)	(12,476)
Foreign Currency Effect and Other	1,225	732
Balance at end of the period	$115,807	$106,505

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business. Classified within inventories are electronic components held for supply chain service engagements where the Company is acting as an agent on behalf of an Original Equipment Manufacturer or in some cases the component supplier. Components held for supply chain services where the Company is acting as an agent represented approximately 10% of inventories as of December 30, 2023, and approximately 8% of inventories as of July 1, 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first six months ended December 30, 2023.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 1, 2023 (1)	$296,829	$483,800	$780,629
Foreign currency translation	2,045	4,333	6,378
Carrying value at December 30, 2023 (1)	$298,874	$488,133	$787,007
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	December 30,	July 1,	December 30,	July 1,
	2023	2023	2023	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	6.20%	—	$614,400	$—
Other short-term debt	5.63%	5.08%	81,929	70,636
Short-term debt			$696,329	$70,636

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.16 billion and $1.27 billion at December 30, 2023, and July 1, 2023, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	December 30,	July 1,	December 30,	July 1,
	2023	2023	2023	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	5.99%	$—	$555,800
Credit Facility	5.62%	4.85%	1,091,696	796,552
Other long-term debt	4.74%	—	24,899	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	6.25%	500,000	500,000
Long-term debt before discount and debt issuance costs			2,766,595	3,002,352
Discount and debt issuance costs – unamortized			(13,074)	(14,323)
Long-term debt			$2,753,521	$2,988,029

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of December 30, 2023, and July 1, 2023, there were $0.9 million in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of December 30, 2023, and July 1, 2023.

As of December 30, 2023, the carrying value and fair value of the Company’s total debt was $3.45 billion and $3.42 billion, respectively. At July 1, 2023, the carrying value and fair value of the Company’s total debt was $3.06 billion and $2.98 billion, respectively. Fair value for public notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 14 years. The Company’s equipment leases are primarily for automobiles and distribution center equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022
Operating lease cost	$14,166	$16,917	$29,705	$33,482
Variable lease cost	8,677	5,715	15,844	12,028
Total lease cost	$22,843	$22,632	$45,549	$45,510

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum operating lease payments as of December 30, 2023, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2024	$33,028
2025	57,085
2026	46,490
2027	28,901
2028	22,718
Thereafter	101,473
Total future operating lease payments	289,695
Total imputed interest on operating lease liabilities	(42,750)
Total operating lease liabilities	$246,945

Other information pertaining to operating leases consists of the following:

	Six Months Ended
	December 30,	December 31,
	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	7.8	8.4
Weighted-average discount rate	3.8%	3.8%

Supplemental Cash Flow Information (in thousands)
Cash paid for operating lease liabilities	$28,073	$28,463
Operating lease assets obtained from new operating lease liabilities	$30,399	$29,640

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

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions using derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign exchange contracts is based on Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In fiscal 2023, the Company entered into a fixed-to-fixed rate cross currency swap (the “cross-currency swap”) with a notional amount of $500.0 million, or €472.6 million, that is set to mature in March 2028. The Company designated this derivative contract as a net investment hedge of its European operations and elected the spot method for measuring hedge effectiveness. Changes in fair value of the cross-currency swap is presented in “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts related to the cross-currency swap recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in “Interest and other financing expenses, net,” on the consolidated statements of operations. The fair value of the cross-currency swaps is based on Level 2 criteria under the ASC 820 fair value hierarchy.

The Company uses these derivative financial instruments to manage risks associated with foreign currency exchange rates and interest rates. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	December 30,	July 1,
	2023	2023

	(Thousands)
Economic hedges
Prepaid and other current assets	$58,127	$69,104
Accrued expenses and other	$59,424	$68,594
Cross-currency swap
Other liabilities	$35,240	$22,849

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Second Quarters Ended		Six Months Ended
		December 30,	December 31,	December 30,	December 31,
		2023	2022	2023	2022

		(Thousands)
Economic hedges	Other (expense) income, net	$(18,631)	$11,543	$(20,733)	$11,184
Cross currency swap	Interest and other financing expense, net	$1,223	—	$2,236	—

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 30, 2023, and July 1, 2023, the Company had aggregate estimated liabilities of $22.7 million classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first six months of fiscal 2024 and the first six months of fiscal 2023, the Company recorded a gain on legal settlements and other of $86.5 million and $61.7 million, respectively, in connection with the settlement of claims filed against certain manufacturers of capacitors.

8. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 23.2% in the second quarter of fiscal 2024. During the second quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, partially offset by (iii) the mix of income in lower tax foreign jurisdictions.

During the second quarter of fiscal 2023, the Company’s effective tax rate on its income before taxes was 19.5%. During the second quarter of fiscal 2023, the Company’s effective tax rate was favorably impacted primarily by (i) decreases to unrecognized tax benefit reserves, partially offset by (ii) the mix of income in higher tax foreign jurisdictions.

For the first six months of fiscal 2024, the Company’s effective tax rate on its income before taxes was 23.7%. The effective tax rate for the first six months of fiscal 2024 was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, and (iii) the mix of income in higher tax foreign jurisdictions.

During the first six months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.0%. The effective tax rate for the first six months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax foreign jurisdictions, partially offset by (ii) decreases to unrecognized tax benefit reserves.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands)
Service cost within selling, general and administrative expenses	$2,563	$3,004	$5,126	$6,008

Interest cost	6,144	6,683	12,289	13,365
Expected return on plan assets	(9,985)	(12,215)	(19,970)	(24,430)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	55	618	111	1,235
Total net periodic pension benefit within other (expense) income, net	(3,785)	(4,913)	(7,568)	(9,828)

Net periodic pension benefit	$(1,222)	$(1,909)	$(2,442)	$(3,820)

The Company made $4.0 million of contributions during the first six months of fiscal 2024 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2024.

10. Shareholders’ equity

Share repurchase program

During the second quarter of fiscal 2024, the Company repurchased 1.3 million shares under existing programs for a total cost of $59.9 million. As of December 30, 2023, the Company had $232.5 million remaining under its share repurchase authorization.

Common stock dividend

In November 2023, the Company’s Board of Directors approved a dividend of $0.31 per common share and dividend payments of $27.8 million were made in December 2023.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands, except per share data)
Numerator:
Net income	$117,931	$243,886	$327,199	$428,147

Denominator:
Weighted average common shares for basic earnings per share	90,253	91,192	90,874	92,621
Net effect of dilutive stock-based compensation awards	1,539	1,563	1,611	1,574
Weighted average common shares for diluted earnings per share	91,792	92,755	92,485	94,195
Basic earnings per share	$1.31	$2.67	$3.60	$4.62
Diluted earnings per share	$1.28	$2.63	$3.54	$4.55
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	122	174	122	174

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 30,	December 31,
	2023	2022

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$27,049	$11,086
Supplemental Cash Flow Information:
Interest	$175,701	$110,167
Income tax payments, net	$128,843	$110,401

Included in cash and cash equivalents as of December 30, 2023, and July 1, 2023, was $16.7 million and $3.7 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands)
Sales:
Electronic Components	$5,812,118	$6,309,494	$11,726,523	$12,633,717
Farnell	392,796	408,027	814,039	833,937
	6,204,914	6,717,521	12,540,562	13,467,654
Operating income:
Electronic Components	$247,899	$296,709	$520,650	$563,962
Farnell	15,710	36,905	33,382	88,516
	263,609	333,614	554,032	652,478
Corporate expenses	(21,405)	(33,100)	(50,130)	(58,669)
Restructuring, integration and other expenses	(5,235)	—	(12,286)	—
Amortization of acquired intangible assets	(712)	(1,541)	(1,590)	(4,300)
Operating income	$236,257	$298,973	$490,026	$589,509

Sales, by geographic area:
Americas	$1,588,508	$1,681,177	$3,162,029	$3,360,079
EMEA	2,113,550	2,255,878	4,421,601	4,385,418
Asia	2,502,856	2,780,466	4,956,932	5,722,157
Sales	$6,204,914	$6,717,521	$12,540,562	$13,467,654

14. Restructuring expenses

During fiscal 2023, the Company incurred restructuring expenses primarily related to the planned closure of a Farnell distribution center intended to reduce future operating expenses. The following table presents the activity during the first six months of fiscal 2024 related to the restructuring liabilities established during fiscal 2024 and the remaining restructuring liabilities established during fiscal 2023:

		Facility
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 1, 2023	$15,507	$504	$16,011
Fiscal 2024 restructuring expenses	2,790	—	2,790
Cash payments	(1,928)	—	(1,928)
Other, principally foreign currency translation	115	2	117
Balance at December 30, 2023	$16,484	$506	$16,990

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. Many of these statements can be found by looking for words like “continue,” “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors, including supply shortages; relationships with key suppliers and allocations of products by suppliers, including increased non-cancellable/non-returnable orders; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to repatriating cash, foreign currency fluctuations, inflation, duties and taxes, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crises, warehouse modernization, and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended December 30, 2023, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets is referred to as “adjusted operating income.”

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2023	2022	2023	2022

	(Thousands)
Operating income	$236,257	$298,973	$490,026	$589,509
Restructuring, integration and other expenses	5,235	—	12,286	—
Amortization of acquired intangible assets	712	1,541	1,590	4,300
Adjusted operating income	$242,204	$300,514	$503,902	$593,809

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

Results of Operations

Executive Summary

Consolidated sales decreased by $512.6 million or 7.6% to $6.20 billion, from the prior year’s second quarter sales of $6.72 billion. The decrease in sales is primarily due to softening demand for electronic components, driven in part by customers having sufficient inventory on hand to meet their near-term production requirement. The Company expects these market conditions to continue potentially throughout 2024.

Gross profit of $706.2 million for the second quarter of fiscal 2024 decreased $77.9 million from the second quarter of fiscal 2023 primarily due to the decline in sales and to a lesser extent, unfavorable changes in sales mix.

Second-quarter fiscal 2024 operating income was $236.3 million, down $62.7 million or 21.0% from the prior year’s second-quarter operating income of $299.0 million. Operating income margin was 3.8% in the second quarter of fiscal 2024, as compared to 4.5% in the second quarter of fiscal 2023. The year-over-year decrease in operating income and operating income margin is primarily due to lower sales and gross margins, partially offset by lower operating expenses.

Sales

The following table presents sales growth rates (declines) for the second quarter and first six months of fiscal 2024 as compared to fiscal 2023 by geographic region and operating group.

	Quarter Ended		Six Months Ended
	December 30, 2023
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	(7.6)%	(8.7)%	(6.9)%	(8.3)%
Avnet by region
Americas	(5.5)%	(5.5)%	(5.9)%	(5.9)%
EMEA	(6.3)	(10.2)	0.8	(4.3)
Asia	(10.0)	(9.4)	(13.4)	(12.7)
Avnet by operating group
EC	(7.9)%	(8.9)%	(7.2)%	(8.5)%
Farnell	(3.7)	(6.0)	(2.4)	(4.9)

Sales of $6.20 billion for the second quarter of fiscal 2024 decreased $512.6 million, or 7.6%, as compared to $6.72 billion for the same quarter last year. The year-over-year decrease in sales is primarily due to the changing market conditions discussed above. Sales in constant currency decreased 8.7% in the second quarter of fiscal 2024 year over year.

EC sales of $5.81 billion in the second quarter of fiscal 2024 decreased $497.4 million or 7.9% from the prior year second quarter sales of $6.31 billion with all three regions contributing to the decrease. EC sales decreased 8.9% year over year in constant currency.

Farnell sales for the second quarter of fiscal 2024 were $392.8 million, a decrease of $15.2 million or 3.7% from the prior year second quarter sales of $408.0 million. Farnell sales in constant currency in the second quarter of fiscal 2024 decreased by 6.0% year over year primarily due to a decline in demand for on-the-board electronic components from high service distributors and competitive pricing pressures.

Sales for the first six months of fiscal 2024 were $12.54 billion, a decrease of $927.1 million as compared to sales of $13.47 billion for the first six months of fiscal 2023 driven by lower demand across all regions.

Gross Profit

Gross profit for the second quarter of fiscal 2024 was $706.2 million, a decrease of $77.9 million or 9.9% from the second quarter of fiscal 2023 gross profit of $784.1 million. Gross profit margin of 11.4% decreased 29 basis points compared to the second quarter of fiscal 2023 gross profit margin of 11.7%. The decreases in gross profit and gross profit margin in the second quarter of fiscal 2024 as compared to fiscal 2023 are primarily due to decreased sales, and unfavorable shifts in product mix, respectively. EC gross profit margin decreased year over year primarily due to unfavorable product mix shifts. Farnell gross profit margin decreased year over year primarily due to the unwinding of component shortage pricing premiums, a lower sales mix of on-the-board electronic components, and from competitive pricing pressures for on-the-board components.

Gross profit and gross profit margin were $1.45 billion and 11.6%, respectively, for the first six months of fiscal 2024 as compared with $1.55 billion and 11.5%, respectively, for the first six months of fiscal 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) were $464.7 million in the second quarter of fiscal 2024, a decrease of $20.4 million or 4.2% from the second quarter of fiscal 2023. The year-over-year decrease in SG&A expenses was primarily a result of declines in sales partially offset by the impact of changes in foreign currency translation rates.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2024, SG&A expenses were 7.5% of sales and 65.8% of gross profit, as compared with 7.2% and 61.9%, respectively, in the second quarter of fiscal 2023. The year-over-year increase in SG&A expense as a percentage of both sales and gross profit is primarily due to the decrease in sales and gross profit.

SG&A expenses for the first six months of fiscal 2024 were $952.0 million, or 7.6% of sales, as compared with $962.8 million, or 7.1% of sales, in the first six months of fiscal 2023. SG&A expenses as a percentage of gross profit for the first six months of fiscal 2024 were 65.5% as compared with 62.0% in the first six months of fiscal 2023.

Restructuring, Integration and Other Expenses

The Company recorded restructuring, integration, and other expenses of $5.2 million during the second quarter of fiscal 2024. The after-tax impact of restructuring, integration, and other expenses were $4.0 million and $0.04 per share on a diluted basis.

During the first six months of fiscal 2024, the Company incurred restructuring costs of $2.8 million and other expenses of $9.5 million. Restructuring expenses consisted of severance costs of $2.8 million related to the reduction, or planned reduction of over 50 employees in the Company’s Farnell operating group. The after-tax impact of restructuring, integration, and other expenses were $9.3 million and $0.09 per share on a diluted basis.

The Company expects to incur approximately $15.0 million to $25.0 million of restructuring, integration and other expenses in the second half of fiscal 2024 primarily related to Farnell. The expected benefits from the Farnell restructuring actions, once completed, are $50.0 million to $70.0 million of annual operating expense reductions.

Operating Income

Operating income for the second quarter of fiscal 2024 was $236.3 million, a decrease of $62.7 million or 21.0%, from the second quarter of fiscal 2023 operating income of $299.0 million. The year-over-year decrease in operating income was primarily driven by the decrease in sales, partially offset by the favorable impact from foreign currency exchange rates. Adjusted operating income for the second quarter of fiscal 2024 was $242.2 million, a decrease of $58.3 million or 19.4% from the second quarter of fiscal 2023. Operating income margin was 3.8% in the second quarter of fiscal 2024, a decrease of 64 basis points compared to 4.5% in the prior year second quarter.

EC operating income margin decreased 43 basis points year over year to 4.3% and Farnell operating income margin decreased 504 basis points year over year to 4.0%. The decline in operating income margin in both operating groups was primarily driven by lower sales and declines in gross profit margin as discussed further above.

Operating income for the first six months of fiscal 2024 was $490.0 million, a decrease of $99.5 million, from the first six months of fiscal 2023 operating income of $589.5 million. The year-over-year decrease in operating income was primarily due to the decrease in sales, and lower gross profit margin, partially offset by the favorable impact from foreign currency exchange rates. Adjusted operating income for the first six months of fiscal 2024 was $503.9 million, a decrease of $89.9 million or 15.1% from the first six months of fiscal 2023. Operating income margin was 3.9% in the first six months of fiscal 2024, a decrease of 47 basis points compared to 4.4% in the prior year first six months.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the second quarter of fiscal 2024 was $74.3 million, an increase of $15.3 million, as compared with interest and other financing expenses of $59.0 million in the second quarter of fiscal 2023. Interest and other financing expenses in the first six months of fiscal 2024 was $145.1 million, an increase of $41.0 million, as compared with interest and other financing expenses of $104.1 million in the first six months of fiscal 2023. The increases in interest and other financing expenses in the second quarter and first six months of fiscal 2024 compared to fiscal 2023 are primarily a result of higher outstanding borrowings and increases in average borrowing rates.

The Company had other expenses of $8.4 million in the second quarter of fiscal 2024 compared to other income of $1.5 million in the second quarter of fiscal 2023. The $9.9 million increase in other expenses in the second quarter of fiscal 2024 was primarily due to foreign currency translation losses. The Company had other expenses of $2.4 million in the first six months of fiscal 2024, compared to other income of $1.8 million in the first six months of fiscal 2023.

Gain on Legal Settlements and other

During the first six months of fiscal 2024 and the first six months of fiscal 2023, the Company recorded a gain on legal settlements and other of $86.5 million and $61.7 million, respectively, in connection with the settlements of claims filed against certain manufacturers of capacitors.

Income Tax

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 23.2% in the second quarter of fiscal 2024. During the second quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, partially offset by (iii) the mix of income in lower tax foreign jurisdictions.

During the second quarter of fiscal 2023, the Company’s effective tax rate on its income before taxes was 19.5%. During the second quarter of fiscal 2023, the Company’s effective tax rate was favorably impacted primarily by (i) increases in unrecognized tax benefit reserves, partially offset by (ii) the mix of income in higher tax foreign jurisdictions.

For the first six months of fiscal 2024, the Company’s effective tax rate on its income before taxes was 23.7%. The effective tax rate for the first six months of fiscal 2024 was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, and (iii) the mix of income in higher tax foreign jurisdictions.

During the first six months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.0%. The effective tax rate for the first six months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax foreign jurisdictions, partially offset by (ii) decreases to unrecognized tax benefit reserves.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the second quarter of fiscal 2024 was $117.9 million, or $1.28 per share on a diluted basis, as compared with $243.9 million, or $2.63 per share on a diluted basis, in the second quarter of fiscal 2023.

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income for the first six months of fiscal 2024 was $327.2 million, or $3.54 per share on a diluted basis, as compared with $428.1 million, or $4.55 per share on a diluted basis, in the first six months of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash Flow from Operating Activities

During the first six months of fiscal 2024, the Company used $83.6 million of cash flow for operations compared to $966.5 million of cash used for operations in the first six months of fiscal 2023. These operating cash flows were comprised of: (i) cash flow generated from net income, adjusted for the impact of non-cash and other items, which includes depreciation and amortization expenses, deferred income taxes, stock-based compensation expense, amortization of operating lease assets, and other non-cash items, and (ii) cash flows used for working capital and other, excluding cash and cash equivalents. Cash used for working capital and other was $539.4 million during the first six months of fiscal 2024, including an increase in inventories of $610.0 million, and decreases in accounts payable of $78.1 million, and accrued expenses and other of $138.7 million, partially offset by a decrease in accounts receivable of $287.3 million. Comparatively, cash used for working capital and other was $1.48 billion during the first six months of fiscal 2023, including increases in accounts receivable of $469.7 million, and in inventories of $686.9 million, and a decrease in accounts payable of $341.2 million, partially offset by an increase in accrued expenses and other of $20.0 million.

Cash Flow from Financing Activities

During the first six months of fiscal 2024, the Company received net proceeds of $272.7 million under the Credit Facility, $58.6 million under the Securitization Program, and $30.8 million under other short-term debt. During the first six months of fiscal 2024, the Company paid dividends on common stock of $56.1 million and repurchased $86.0 million of common stock.

During the first six months of fiscal 2023, the Company received net proceeds of $1.13 billion and $352.2 million under the Credit Facility and the Securitization Program, respectively, and $47.7 million under other short-term debt. During the first six months of fiscal 2023, the Company paid dividends on common stock of $53.3 million and repurchased $221.3 million of common stock.

Cash Flow from Investing Activities

During the first six months of fiscal 2024, the Company used $158.1 million for capital expenditures as compared to $111.4 million for capital expenditures in the first six months of fiscal 2023. The increase in capital expenditures is primarily due to distribution center expansions in EMEA.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions including the Credit Facility, the Securitization Program, and other outstanding debt as of December 30, 2023. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 30, 2023, and July 1, 2023.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2024 was $105.1 million.

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

Liquidity

The Company held cash and cash equivalents of $272.9 million as of December 30, 2023, of which $178.7 million was held outside the United States. As of July 1, 2023, the Company held cash and cash equivalents of $288.2 million, of which $194.5 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $169.2 million in cash flows for operating activities over the trailing four fiscal quarters ended December 30, 2023.

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

As of the end of the second quarter of fiscal 2024, the Company had a combined total borrowing capacity of $2.20 billion under the Credit Facility and the Securitization Program. There were $1.09 billion of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $614.4 million outstanding under the Securitization Program, resulting in approximately $493.0 million of total committed availability as of December 30, 2023. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the second quarter and first six months of fiscal 2024, the Company had an average daily balance outstanding of approximately $1.30 billion and $1.23 billion, respectively, under the Credit Facility and approximately $612.3 million and $618.6 million, respectively, under the Securitization Program.

As of December 30, 2023, the Company may repurchase up to an aggregate of $232.5 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the second quarter of fiscal 2024, the Company repurchased $59.0 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2024, the Board of Directors approved a dividend of $0.31 per share, which resulted in $27.8 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since July 1, 2023, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in the fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 30, 2023, approximately 48% of the Company’s debt bears interest at a fixed rate and 52% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $4.5 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2024.

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

During the second quarter of fiscal 2024, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2023, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 30, 2023, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. The following table includes the Company’s monthly purchases of the Company’s common stock, during the second quarter of fiscal 2024, under the share repurchase program, which is part of a publicly announced plan.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
October 1 – October 28	558,000	$47.43	558,000	$265,005,000
October 29 – November 25	544,900	$46.62	544,900	$239,603,000
November 26 – December 30	151,514	$46.99	151,514	$232,484,000

Item 6.	Exhibits

Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: February 2, 2024

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer