Form 10-Q
period 2024-03-30
AVNET INC
filed 2024-05-03
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of April 27, 2024, the total number of shares outstanding of the registrant’s Common Stock was 90,380,230 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30,	July 1,
	2024	2023

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$218,473	$288,230
Receivables	4,315,063	4,763,788
Inventories	5,751,872	5,465,031
Prepaid and other current assets	200,428	233,804
Total current assets	10,485,836	10,750,853
Property, plant and equipment, net	561,560	441,557
Goodwill	780,506	780,629
Operating lease assets	219,572	221,698
Other assets	277,763	282,422
Total assets	$12,325,237	$12,477,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$548,519	$70,636
Accounts payable	3,324,043	3,373,820
Accrued expenses and other	565,047	753,130
Short-term operating lease liabilities	55,063	51,792
Total current liabilities	4,492,672	4,249,378
Long-term debt	2,406,421	2,988,029
Long-term operating lease liabilities	183,427	190,621
Other liabilities	253,620	297,462
Total liabilities	7,336,140	7,725,490
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 90,395,434 shares and 91,504,053 shares, respectively	90,395	91,504
Additional paid-in capital	1,709,747	1,691,334
Retained earnings	3,625,012	3,378,212
Accumulated other comprehensive loss	(436,057)	(409,381)
Total shareholders’ equity	4,989,097	4,751,669
Total liabilities and shareholders’ equity	$12,325,237	$12,477,159

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands, except per share amounts)
Sales	$5,653,591	$6,514,619	$18,194,153	$19,982,273
Cost of sales	4,984,318	5,702,771	16,070,591	17,618,151
Gross profit	669,273	811,848	2,123,562	2,364,122
Selling, general and administrative expenses	467,275	498,219	1,419,253	1,460,984
Restructuring, integration and other expenses	11,847	—	24,132	—
Operating income	190,151	313,629	680,177	903,138
Other (expense) income, net	(14,707)	1,653	(17,144)	3,452
Interest and other financing expenses, net	(73,496)	(71,695)	(218,593)	(175,813)
Gain on legal settlements and other	—	—	86,499	61,705
Income before taxes	101,948	243,587	530,939	792,482
Income tax expense	13,114	56,161	114,906	176,910
Net income	$88,834	$187,426	$416,033	$615,572

Earnings per share:
Basic	$0.98	$2.05	$4.59	$6.67
Diluted	$0.97	$2.03	$4.52	$6.58

Shares used to compute earnings per share:
Basic	90,430	91,436	90,726	92,226
Diluted	91,256	92,456	92,075	93,616
Cash dividends paid per common share	$0.31	$0.29	$0.93	$0.87

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands)
Net income	$88,834	$187,426	$416,033	$615,572
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(89,686)	60,082	(27,559)	101,671
Cross-currency swap	11,107	(15,407)	(1,284)	(15,407)
Pension adjustments	(25)	387	2,167	10,586
Total other comprehensive (loss) income, net of tax	(78,604)	45,062	(26,676)	96,850
Total comprehensive income, net of tax	$10,230	$232,488	$389,357	$712,422

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	90,984	1,702,065	3,532,676	(503,142)	4,822,583
Net income	—	—	—	117,931	—	117,931
Other comprehensive income	—	—	—	—	145,689	145,689
Cash dividends	—	—	—	(27,817)	—	(27,817)
Repurchases of common stock	(1,255)	(1,255)	—	(58,595)	—	(59,850)
Stock-based compensation	31	31	11,816	—	—	11,847
Balance, December 30, 2023	89,760	89,760	1,713,881	3,564,195	(357,453)	5,010,383
Net income	—	—	—	88,834	—	88,834
Other comprehensive loss	—	—	—	—	(78,604)	(78,604)
Cash dividends	—	—	—	(28,017)	—	(28,017)
Stock-based compensation	635	635	(4,134)	—	—	(3,499)
Balance, March 30, 2024	90,395	$90,395	$1,709,747	$3,625,012	$(436,057)	$4,989,097

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	184,261	—	184,261
Other comprehensive loss	—	—	—	—	(191,797)	(191,797)
Cash dividends	—	—	—	(26,998)	—	(26,998)
Repurchases of common stock	(3,445)	(3,445)	—	(144,457)	—	(147,902)
Stock-based compensation	72	72	8,939	—	—	9,011
Balance, October 1, 2022	92,329	92,329	1,665,846	2,934,205	(673,045)	4,019,335
Net income	—	—	—	243,886	—	243,886
Other comprehensive income	—	—	—	—	243,585	243,585
Cash dividends	—	—	—	(26,307)	—	(26,307)
Repurchases of common stock	(1,629)	(1,629)	—	(62,795)	—	(64,424)
Stock-based compensation	35	35	13,553	—	—	13,588
Balance, December 31, 2022	90,735	90,735	1,679,399	3,088,989	(429,460)	4,429,663
Net income	—	—	—	187,426	—	187,426
Other comprehensive income	—	—	—	—	45,062	45,062
Cash dividends	—	—	—	(26,503)	—	(26,503)
Stock-based compensation	679	679	(726)	—	—	(47)
Balance, April 1, 2023	91,414	$91,414	$1,678,673	$3,249,912	$(384,398)	$4,635,601

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 30,	April 1,
	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$416,033	$615,572

Non-cash and other reconciling items:
Depreciation and amortization	64,151	65,039
Amortization of operating lease assets	40,181	39,962
Deferred income taxes	12,895	(11,053)
Stock-based compensation	27,150	30,057
Other, net	7,932	7,986
Changes in (net of effects from businesses acquired and divested):
Receivables	424,437	(320,097)
Inventories	(311,104)	(1,033,381)
Accounts payable	(23,247)	(331,352)
Accrued expenses and other, net	(242,698)	(10,974)
Net cash flows provided by (used for) operating activities	415,730	(948,241)

Cash flows from financing activities:
Issuance of notes, net of discounts	—	498,615
Borrowings (repayments) under accounts receivable securitization, net	(80,100)	261,000
Borrowings (repayments) under senior unsecured credit facility, net	(49,057)	763,991
Borrowings (repayments) under bank credit facilities and other debt, net	22,884	(90,256)
Repurchases of common stock	(86,027)	(221,282)
Dividends paid on common stock	(84,154)	(79,807)
Other, net	(8,033)	(9,814)
Net cash flows (used for) provided by financing activities	(284,487)	1,122,447

Cash flows from investing activities:
Purchases of property, plant and equipment	(200,210)	(137,804)
Other, net	629	(16,326)
Net cash flows used for investing activities	(199,581)	(154,130)

Effect of currency exchange rate changes on cash and cash equivalents	(1,419)	12,168

Cash and cash equivalents:
— (decrease) increase	(69,757)	32,244
— at beginning of period	288,230	153,693
— at end of period	$218,473	$185,937

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures (“ASU No. 2023-09”), which updates income tax disclosures related to the effective income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU No. 2023-09 also provides further disclosure comparability. ASU No. 2023-09 will be effective for the Company in fiscal year 2026 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on its disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”) which improves segment disclosure requirements, primarily through increased disclosures about significant segment expenses. ASU No. 2023-07 will be effective for the Company in fiscal year 2025, and interim periods beginning in fiscal year 2026 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07 on its disclosures.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	March 30,	July 1,
	2024	2023

	(Thousands)
Receivables	$4,427,588	$4,876,631
Allowance for Credit Losses	$(112,525)	$(112,843)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2024 and fiscal 2023:

	March 30,	April 1,
	2024	2023

	(Thousands)
Balance at beginning of the period	$112,843	$113,902
Credit Loss Provisions	7,920	9,079
Credit Loss Recoveries	(812)	(140)
Receivables Write Offs	(6,784)	(14,868)
Foreign Currency Effect and Other	(642)	2,249
Balance at end of the period	$112,525	$110,222

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business. Classified within inventories are electronic components held for supply chain service engagements where the Company is acting as an agent on behalf of an Original Equipment Manufacturer or in some cases the component supplier. Given that these supply chain services involve purchasing and warehousing components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 11% of inventories as of March 30, 2024, and approximately 8% of inventories as of July 1, 2023.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first nine months ended March 30, 2024.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 1, 2023 (1)	$296,829	$483,800	$780,629
Foreign currency translation	(467)	344	(123)
Carrying value at March 30, 2024 (1)	$296,362	$484,144	$780,506
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	March 30,	July 1,	March 30,	July 1,
	2024	2023	2024	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	6.18%	—	$475,700	$—
Other short-term debt	5.61%	5.08%	72,819	70,636
Short-term debt			$548,519	$70,636

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.13 billion and $1.27 billion at March 30, 2024, and July 1, 2023, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	March 30,	July 1,	March 30,	July 1,
	2024	2023	2024	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	5.99%	$—	$555,800
Credit Facility	5.25%	4.85%	745,128	796,552
Other long-term debt	4.74%	—	23,599	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	6.25%	500,000	500,000
Long-term debt before discount and debt issuance costs			2,418,727	3,002,352
Discount and debt issuance costs – unamortized			(12,306)	(14,323)
Long-term debt			$2,406,421	$2,988,029

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of March 30, 2024, and July 1, 2023, there were $0.9 million in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of March 30, 2024, and July 1, 2023.

As of March 30, 2024, the carrying value and fair value of the Company’s total debt was $2.95 billion and $2.90 billion, respectively. At July 1, 2023, the carrying value and fair value of the Company’s total debt was $3.06 billion and $2.98 billion, respectively. Fair value for public notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

5. Leases

Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities with a lease term of up to 14 years. The Company’s equipment leases are primarily for automobiles and distribution center equipment and are not material to the consolidated financial statements.

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023
Operating lease cost	$17,199	$14,354	$46,904	$47,836
Variable lease cost	6,459	5,043	22,303	17,071
Total lease cost	$23,658	$19,397	$69,207	$64,907

Future minimum operating lease payments as of March 30, 2024, are as follows (in thousands):

Fiscal Year
Remainder of fiscal 2024	$17,512
2025	58,941
2026	47,946
2027	29,411
2028	23,191
Thereafter	102,416
Total future operating lease payments	279,417
Total imputed interest on operating lease liabilities	(40,927)
Total operating lease liabilities	$238,490

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other information pertaining to operating leases consists of the following:

	Nine Months Ended
	March 30,	April 1,
	2024	2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	7.7	8.4
Weighted-average discount rate	3.8%	3.8%

Supplemental Cash Flow Information (in thousands)
Cash paid for operating lease liabilities	$42,996	$43,030
Operating lease assets obtained from new operating lease liabilities	$42,544	$34,318

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	March 30,	July 1,
	2024	2023

	(Thousands)
Economic hedges
Prepaid and other current assets	$8,456	$69,104
Accrued expenses and other	$12,144	$68,594
Cross-currency swap
Other liabilities	$24,134	$22,849

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Third Quarters Ended		Nine Months Ended
		March 30,	April 1,	March 30,	April 1,
		2024	2023	2024	2023

		(Thousands)
Economic hedges	Other (expense) income, net	$(1,134)	$18,359	$(21,867)	$29,543
Cross currency swap	Interest and other financing expense, net	$1,116	$(524)	$3,352	$(524)

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

As of March 30, 2024, and July 1, 2023, the Company had aggregate estimated liabilities of $17.2 million and $22.7 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first nine months of fiscal 2024 and the first nine months of fiscal 2023, the Company recorded a gain on legal settlements and other of $86.5 million and $61.7 million, respectively, in connection with the settlement of claims filed against certain manufacturers of capacitors. During the first nine months of fiscal 2024 and fiscal 2023, the Company received $90.7 million and $51.2 million, respectively, in cash related to these settlements, which were classified as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

During the first quarter of fiscal 2024, the Company reached an $86.5 million settlement with a manufacturer of capacitors which was also realized in cash that same quarter. This settlement is included in the gains on legal settlements discussed above.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 12.9% in the third quarter of fiscal 2024. During the third quarter of fiscal 2024, the Company’s effective tax rate was favorably impacted primarily by (i) decreases to unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax foreign jurisdictions.

During the third quarter of fiscal 2023, the Company’s effective tax rate on its income before taxes was 23.1%. During the third quarter of fiscal 2023, the Company’s effective tax rate was unfavorably impacted primarily by (i) the impact of U.S state taxes and (ii) the mix of income in higher tax jurisdictions, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

For the first nine months of fiscal 2024, the Company’s effective tax rate on its income before taxes was 21.6%. The effective tax rate for the first nine months of fiscal 2024 was unfavorably impacted primarily by (i) the impact of U.S. state taxes, partially offset by (ii) decreases to valuation allowances.

During the first nine months of fiscal 2023, the Company’s effective tax rate on its income before taxes was 22.3%. The effective tax rate for the first nine months of fiscal 2023 was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions and (ii) the impact of U.S. state taxes, partially offset by (iii) decreases to unrecognized tax benefit reserves net of settlements.

The Organization for Economic Co-operation and Development (OECD) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. It is uncertain whether the U.S. will enact legislation to adopt Pillar Two. Pillar Two rules have been enacted in certain countries where the Company has operations and those will be effective in fiscal year 2025. The Company is currently evaluating the application, implementation, and tax impact of the Pillar Two rules for reporting and compliance purposes.

9. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands)
Service cost within selling, general and administrative expenses	$2,563	$3,003	$7,689	$9,011

Interest cost	6,145	6,682	18,434	20,047
Expected return on plan assets	(9,986)	(12,215)	(29,956)	(36,645)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	56	617	167	1,852
Total net periodic pension benefit within other (expense) income, net	(3,784)	(4,915)	(11,352)	(14,743)

Net periodic pension benefit	$(1,221)	$(1,912)	$(3,663)	$(5,732)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company made $6.0 million of contributions during the first nine months of fiscal 2024 and expects to make additional contributions to the Plan of $2.0 million in the fourth quarter of fiscal 2024.

10. Shareholders’ equity

Share repurchase program

During the third quarter of fiscal 2024, the Company did not repurchase any shares under this program. As of March 30, 2024, the Company had $232.5 million remaining under its share repurchase authorization.

Common stock dividend

In February 2024, the Company’s Board of Directors approved a dividend of $0.31 per common share and dividend payments of $28.0 million were made in March 2024.

11. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands, except per share data)
Numerator:
Net income	$88,834	$187,426	$416,033	$615,572

Denominator:
Weighted average common shares for basic earnings per share	90,430	91,436	90,726	92,226
Net effect of dilutive stock-based compensation awards	826	1,020	1,349	1,390
Weighted average common shares for diluted earnings per share	91,256	92,456	92,075	93,616
Basic earnings per share	$0.98	$2.05	$4.59	$6.67
Diluted earnings per share	$0.97	$2.03	$4.52	$6.58
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	122	128	122	146

12. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 30,	April 1,
	2024	2023

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$13,406	$21,322
Supplemental Cash Flow Information:
Interest	$263,735	$172,425
Income tax payments, net	$173,387	$154,997

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in cash and cash equivalents as of March 30, 2024, and July 1, 2023, was $4.9 million and $3.7 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

13. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands)
Sales
Electronic Components	$5,245,771	$6,059,635	$16,972,294	$18,693,353
Farnell	407,820	454,984	1,221,859	1,288,920
	5,653,591	6,514,619	18,194,153	19,982,273
Operating income:
Electronic Components	$216,837	$305,244	$737,487	$869,206
Farnell	16,321	40,911	49,703	129,428
	233,158	346,155	787,190	998,634
Corporate expenses	(30,448)	(31,650)	(80,579)	(90,321)
Restructuring, integration, and other expenses	(11,847)	—	(24,132)	—
Amortization of acquired intangible assets	(712)	(876)	(2,302)	(5,175)
Operating income	$190,151	$313,629	$680,177	$903,138

Sales, by geographic area:
Americas	$1,403,364	$1,714,943	$4,565,394	$5,075,022
EMEA	2,053,095	2,393,406	6,474,695	6,778,823
Asia	2,197,132	2,406,270	7,154,064	8,128,428
Sales	$5,653,591	$6,514,619	$18,194,153	$19,982,273

14. Restructuring expenses

Fiscal 2024

During fiscal 2024, the Company executed certain restructuring actions to reduce future operating expenses including specific restructuring actions to reduce expenses within the Farnell operating group. The following table presents the activity during the first nine months of fiscal 2024 related to the restructuring liabilities established during fiscal 2024:

	Severance	Other	Total

	(Thousands)
Fiscal 2024 restructuring expenses	$16,578	$998	$17,576
Cash payments	(6,839)	—	(6,839)
Other, principally foreign currency translation	17	—	17
Balance at March 30, 2024	$9,756	$998	$10,754

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance expense recorded in the first nine months of fiscal 2024 related to the reduction, or planned reduction, of approximately 400 employees, primarily in operations, warehouse, and business support functions. Of the $17.6 million in restructuring expenses recorded in the first nine months of fiscal 2024, $3.1 million related to EC, $9.1 million related to Farnell, and $5.4 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by December 2024.

Fiscal 2023

During fiscal 2023, the Company incurred restructuring expenses primarily related to the planned closure of a Farnell distribution center intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by December 2024. The following table presents the activity during the first nine months of fiscal 2024 related to the remaining restructuring liabilities established during fiscal 2023:

		Facility
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 1, 2023	$15,507	$504	$16,011
Cash payments	(15,316)	—	(15,316)
Other, principally foreign currency translation	126	2	128
Balance at March 30, 2024	$317	$506	$823

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

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended March 30, 2024, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2024	2023	2024	2023

	(Thousands)
Operating income	$190,151	$313,629	$680,177	$903,138
Restructuring, integration and other expenses	11,847	—	24,132	—
Amortization of acquired intangible assets	712	876	2,301	5,175
Adjusted operating income	$202,710	$314,505	$706,610	$908,313

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

OVERVIEW

Organization

Avnet, Inc., including its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global electronic component distributor and solutions provider that has served customers’ evolving needs for more than a century. Founded in 1921, the Company works with suppliers in every major technology segment to serve customers in more than 140 countries.

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

Industry outlook

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen elevated inventory levels and decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain, although there are some encouraging signs, such as indications of potential sequential growth in Asia and increases in IP&E orders in EMEA and Farnell. The Company expects sales in the fourth quarter of fiscal 2024 to be 3% to 8% lower than third quarter sales, which will negatively impact operating income and diluted earnings per share.

Results of Operations

	Quarters Ended				Nine Months Ended
	Q3 2024	Q3 2023	Variance		Q3 2024	Q3 2023	Variance

	($ in millions, unless otherwise stated)
Sales	$5,654	$6,515	$(861)		$18,194	$19,982	$(1,788)
Gross profit	669	812	(143)		2,124	2,364	(241)
Selling, general and administrative expenses	467	498	(31)		1,419	1,461	(42)
Restructuring, integration and other expenses	12	—	12		24	—	24
Operating income	190	314	(123)		680	903	(223)
Other (expense) income, net	(15)	2	(16)		(17)	3	(21)
Interest and other financing expenses, net	(73)	(72)	(2)		(219)	(176)	(43)
Gain on legal settlements and other	—	—	—		86	62	25
Income tax expense	13	56	(43)		115	177	(62)
Net income	89	187	(99)		416	616	(200)
Diluted earnings per share	0.97	2.03	(1.06)		4.52	6.58	(2.06)

Other Metrics
Gross profit margin	11.8%	12.5%	(62)	bps	11.7%	11.8%	(16)	bps
Operating income margin	3.4%	4.8%	(145)	bps	3.7%	4.5%	(78)	bps
Effective tax rate	12.9%	23.1%	(1,020)	bps	21.6%	22.3%	(68)	bps

Sales

The following table presents sales decline rates for the third quarter and first nine months of fiscal 2024 as compared to fiscal 2023, by geographic region and operating group.

	Quarter Ended		Nine Months Ended

	March 30, 2024
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	(13.2)%	(13.0)%	(9.0)%	(9.8)%
Avnet by region
Americas	(18.2)%	(18.2)%	(10.0)%	(10.0)%
EMEA	(14.2)	(15.1)	(4.5)	(8.1)
Asia	(8.7)	(7.2)	(12.0)	(11.0)
Avnet by operating group
EC	(13.4)%	(13.1)%	(9.2)%	(10.0)%
Farnell	(10.4)	(11.2)	(5.2)	(7.2)

Sales of $5.65 billion for the third quarter of fiscal 2024 decreased $861.0 million, or 13.2%, as compared to $6.51 billion for the same quarter last year. Sales for the first nine months of fiscal 2024 were $18.19 billion, a decrease of $1.79 billion, or 9.0%, as compared to sales of $19.98 billion for the first nine months of fiscal 2023. The decrease in sales on both a quarterly and year-to-date comparison basis is driven by a reduction in sales volume primarily due to the on-going market downturn occurring across the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components.

EC sales of $5.25 billion in the third quarter of fiscal 2024 decreased $813.9 million, or 13.4%, from the prior year third quarter sales of $6.06 billion, with all three regions contributing to the decrease. The decrease in sales is primarily due to sales volume decreases due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components.

Farnell sales for the third quarter of fiscal 2024 were $407.8 million, reflecting a decrease of $47.2 million, or 10.4%, compared to the same period in the prior year. Farnell sales in constant currency for the third quarter of fiscal 2024 decreased by 11.2% year over year. The decrease in sales in the third quarter of fiscal 2024 is primarily due to lower demand, including lower demand for on-the-board electronic components, partially offset by increases in availability and demand for single board computers.

Gross Profit

The Company’s gross profit is primarily affected by sales volume and geographic sales mix. Gross profit for the third quarter of fiscal 2024 was $142.6 million, or 17.6% lower than the third quarter of fiscal 2023. Gross profit for the first nine months of fiscal 2024 was $240.6 million, or 10.2% lower than the first nine months of fiscal 2023. These decreases are primarily due to sales volume decreases in both operating groups in all three regions.

Gross profit margin decreased by 62 basis points to 11.8% for the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023 and decreased by 16 basis points to 11.7% for the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023. The quarter and year to date decreases in gross profit margin are primarily due to an increase in product mix to lower margin electronic components and, to a lesser extent, shifts in geographic sales mix. Sales in the higher gross profit margin western regions represented approximately 61% of sales in the third quarter of fiscal 2024, versus 63% during the third quarter of fiscal 2023.

EC gross profit margin decreased year over year largely due to an increase in product mix to lower margin electronic components. Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) decreased $30.9 million or 6.2% from the third quarter of fiscal 2023 and decreased $41.7 million, or 2.9%, from the first nine months of fiscal 2023. The quarterly and year-to-date decreases in SG&A expenses are primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above, partially offset by increases in costs due to inflation. Additionally, the first nine months of fiscal 2024 benefited from the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2024, SG&A expenses were 8.3% of sales and 69.8% of gross profit, as compared with 7.6% and 61.4%, respectively, in the third quarter of fiscal 2023. SG&A expenses were 7.8% of sales and 66.8% of gross profit in the first nine months of fiscal 2024 compared with 7.3% and 61.8%, respectively, in the first nine months of fiscal 2023. The year-over-year increases in SG&A expenses as a percentage of both sales and gross profit are primarily due to the decrease in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

Restructuring, Integration, and Other Expenses

During the third quarter of fiscal 2024, the Company implemented a plan to reduce SG&A expenses at Farnell and deliver $50 million to $70 million in annual benefits. Additionally, the Company began expense reduction initiatives within EC and for corporate expenses, which are expected to yield additional annual cost savings of between $40 million to $60 million when completed.

The Company recorded restructuring, integration, and other expenses of $11.8 million during the third quarter of fiscal 2024, comprised of severance and other employee-related expenses of $14.8 million for reductions in headcount, $2.3 million of integration expense for the consolidation of certain warehouses, and other costs of $0.2 million. Additionally, the Company recorded a reduction of $5.5 million to environmental remediation reserves after entering into a favorable consent decree with a state agency for a certain environmental cleanup matter. The after-tax impact of restructuring, integration, and other expenses were $9.1 million and $0.10 per share on a diluted basis. Approximately half of the planned annual expense reductions were completed by the end of the third quarter of fiscal 2024 and the remaining actions will be completed by the end of fiscal 2024.

During the first nine months of fiscal 2024, the Company incurred restructuring costs of $17.6 million and integration and other expenses of $6.6 million and $5.5 million, respectively. Restructuring expenses consisted of severance and other employee-related expenses of $17.6 million associated with the reduction, or planned reduction of approximately 400 employees predominately in the Company’s Farnell operating group, integration costs of $6.6 million related to the Company’s consolidation of several smaller warehouses, and other costs of $5.5 million related to certain legal and accounting costs associated with M&A activity that did not lead to a transaction. Additionally, the Company recorded a reduction of $5.6 million, primarily related to environmental remediation reserves as discussed above. The after-tax impact of restructuring, integration, and other expenses were $18.4 million and $0.20 per share on a diluted basis.

The Company expects to incur incremental restructuring, integration, and other expenses in the fourth quarter of fiscal 2024 similar to the amounts incurred in the third quarter of fiscal 2024. See Note 14 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the third quarter of fiscal 2024 was $190.2 million, a decrease of $123.5 million or 39.4%, year over year. Operating income margin for the third quarter of fiscal 2024 was 3.4%, a decrease of 145 basis points compared to 4.8% in the third quarter of fiscal 2023. On a year-to-date basis, operating income was $680.2 million for the first nine months of fiscal 2024, a decrease of $223.0 million, or 24.7%, from the first nine months of fiscal 2023. Operating income margin was 3.7% in the first nine months of fiscal 2024, a decrease of 78 basis points compared to 4.5% in the first nine months of fiscal 2023. The decreases in operating income and operating income margin for both the quarter and year-to-date periods are primarily due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses, as discussed above. Additionally, the Company incurred restructuring, integration, and other expenses during the third quarter and first nine months of fiscal 2024, whereas there were no such expenses in the third quarter or first nine months of fiscal 2023. Finally, the first nine months of fiscal 2024 benefited from the impact of changes in foreign currency translation rates.

Comparing the third quarter of fiscal 2024 to the third quarter of fiscal 2023, EC operating income decreased 29.0% to $216.8 million, and EC operating income margin decreased 91 basis points to 4.1%, with all three regions contributing to the decrease. Farnell operating income decreased 60.1% to $16.3 million in the third quarter of fiscal 2024 and Farnell operating income margin decreased 499 basis points year over year to 4.0%. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses. Corporate operating expenses were $30.4 million in the third quarter of fiscal 2024, a decrease of 3.8% when compared with $31.6 million in the third quarter of fiscal 2023.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the third quarter of fiscal 2024 were $73.5 million, an increase of $1.8 million as compared to $71.7 million in the third quarter of fiscal 2023. Interest and other financing expenses in the first nine months of fiscal 2024 were $218.6 million, an increase of $42.8 million as compared to $175.8 million in the first nine months of fiscal 2023. The increases in interest and other financing expenses in the third quarter and first nine months of fiscal 2024 compared to fiscal 2023 are primarily a result of higher outstanding borrowings and increases in average borrowing rates.

The Company had other expenses of $14.7 million in the third quarter of fiscal 2024 compared to other income of $1.7 million in the third quarter of fiscal 2023. The $16.4 million increase in other expenses in the third quarter of fiscal 2024 is primarily due to foreign currency translation losses. The Company had other expenses of $17.1 million in the first nine months of fiscal 2024, compared to other income of $3.5 million in the first nine months of fiscal 2023. The increase in other expenses is primarily due to foreign currency translation losses.

Gain on Legal Settlements and other

During the first nine months of fiscal 2024 and the first nine months of fiscal 2023, the Company recorded a gain on legal settlements and other of $86.5 million and $61.7 million, respectively, in connection with the settlements of claims filed against certain manufacturers of capacitors.

Income Tax

Income tax expenses were $13.1 million and $114.9 million for the third quarter and first nine months of fiscal 2024, respectively, reflecting an effective tax rate of 12.9% and 21.6%, respectively. In comparison, for the third quarter and first nine months of fiscal 2023, income tax expenses were $56.2 million and $176.9 million, respectively, reflecting an effective tax rate of 23.1% and 22.3%, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023 was primarily due to the mix of income in lower tax foreign jurisdictions and decreases to unrecognized tax benefit reserves, net of settlements. The decrease in the effective tax rate for the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 was primarily due to the mix of income in lower tax foreign jurisdictions, partially offset by increases to unrecognized tax benefit reserves, net of settlements. See Note 8 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the factors described above, the Company’s net income for the third quarter of fiscal 2024 was $88.8 million, or $0.97 per share on a diluted basis, as compared with $187.4 million, or $2.03 per share on a diluted basis, in the third quarter of fiscal 2023.

As a result of the factors described above, the Company’s net income for the first nine months of fiscal 2024 was $416.0 million, or $4.52 per share on a diluted basis, as compared with $615.6 million, or $6.58 per share on a diluted basis, in the first nine months of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash provided by operating activities was $499 million for the third quarter of fiscal 2024. Net cash provided by operating activities was $415.7 million for the first nine months of fiscal 2024, compared to net cash used by operating activities of $948.2 million for the first nine months of fiscal 2023. The $1.4 billion increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have begun to be more in line with sales, offset by lower cash provided by net income. Cash used for working capital and other was $152.6 million during the first nine months of fiscal 2024, compared to $1.70 billion during the first nine months of fiscal 2023, with the difference attributable primarily to inventories. During the first nine months of fiscal 2024, the Company used less cash for inventories as less inventory was purchased due to inventory levels already being elevated and because of lower sales. The Company also had decreases in accounts receivable due to lower sales when compared to the prior year. The Company received $90.7 million of cash from legal settlements during the first nine months of fiscal 2024 as compared to $51.2 million of cash received from legal settlements during the first nine months of fiscal 2023.

Financing Activities

Net repayments of debt totaled $106.3 million during the first nine months of fiscal 2024, including the repayment of $49.1 million under the Credit Facility and $80.1 million under the Securitization Program, offset by net proceeds of $22.9 million for other debt. This compares to $1.43 billion of net borrowing during the first nine months of the prior fiscal year. The Company paid cash dividends to shareholders of $0.93 per share, or $84.2 million, during the first nine months of fiscal 2024 as compared to $0.87 per share, or $79.8 million, during the first nine months of fiscal 2023. The Company has repurchased $86.0 million of common stock under the share repurchase plan through the third quarter of fiscal 2024 compared to $221.3 million in the same period of the prior year.

Investing Activities

The Company’s purchases of property, plant and equipment increased during the first nine months of fiscal 2024 by $62.4 million, when compared to the same period in fiscal 2023, primarily due to distribution center investments in EMEA.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding debt as of March 30, 2024. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 30, 2024, and July 1, 2023.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2024 was $96.4 million.

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

Liquidity

The Company held cash and cash equivalents of $218.5 million as of March 30, 2024, of which $114.2 million was held outside the United States. As of July 1, 2023, the Company held cash and cash equivalents of $288.2 million, of which $194.5 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $650.3 million in cash flows from operating activities over the trailing four fiscal quarters ended March 30, 2024.

Liquidity is subject to many factors, such as normal business operations and general economic, financial, competitive, legislative, and regulatory factors that are beyond the Company’s control. Cash balances held in foreign locations that cannot be remitted back to the U.S. in a tax efficient manner are generally used for ongoing working capital, including the need to purchase inventories, capital expenditures, and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to move funds among various locations under certain circumstances. Management does not believe such restrictions would limit the Company’s ability to pursue its intended business strategy.

As of the end of the third quarter of fiscal 2024, the Company had a combined total borrowing capacity of $2.20 billion under the Credit Facility and the Securitization Program. There were $745.1 million of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $475.7 million outstanding under the Securitization Program, resulting in approximately $889.7 million of total committed availability as of March 30, 2024. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the third quarter and first nine months of fiscal 2024, the Company had an average daily balance outstanding of approximately $1.23 billion under the Credit Facility, and approximately $620.3 million and $619.2 million, respectively, under the Securitization Program.

As of March 30, 2024, the Company may repurchase up to an aggregate of $232.5 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the third quarter of fiscal 2024, the Company did not repurchase any shares. The Company expects to use cash to repurchase shares during the fourth quarter of fiscal 2024.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2024, the Board of Directors approved a dividend of $0.31 per share, which resulted in $28.0 million of dividend payments during the quarter.

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

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates through financial arrangements that are intended to provide an economic hedge against the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 30, 2024, approximately 56% of the Company’s debt bears interest at a fixed rate and 44% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.2 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2024.

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

During the third quarter of fiscal 2024, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended July 1, 2023, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 30, 2024, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. During the third quarter of fiscal 2024, the Company did not repurchase any shares under the share repurchase program. As of March 30, 2024, the Company had $232.5 million remaining under its share repurchase authorization.

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

Date: May 3, 2024

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer