Form 10-K
period 2024-06-29
AVNET INC
filed 2024-08-14
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,483,722,802.

As of August 2, 2024, the total number of shares outstanding of the registrant’s Common Stock was 88,112,466 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 22, 2024, are incorporated herein by reference in Part III of this Report.

PART I

Item 1. Business

Avnet, Inc. and its consolidated subsidiaries (collectively, the “Company” or “Avnet”), is a leading global electronic component technology distributor and solutions provider that has served customers’ evolving needs for more than a century. Founded in 1921, the Company works with electronic component manufacturers (suppliers) in every major electronic component segment to serve customers in more than 140 countries.

Avnet serves a wide range of customers: from startups and mid-sized businesses to enterprise-level original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) providers, and original design manufacturers (“ODMs”).

Organizational Structure

Avnet has two primary operating groups — Electronic Components (“EC”) and Farnell (“Farnell”). Both operating groups have operations in each of the three major economic regions of the world: (i) the Americas, (ii) Europe, Middle East, and Africa (“EMEA”) and (iii) Asia/Pacific (“Asia”). Each operating group has its own management team, who manage various functions within each operating group. Each operating group also has distinct financial reporting to the executive level, which informs operating decisions, strategic planning, and resource allocation for the Company as a whole. Regional divisions (“business units”) within each operating group serve primarily as sales and marketing units to streamline sales efforts and enhance each operating group’s ability to work with its customers and suppliers, generally along more specific geographies or product lines. However, each business unit relies heavily on support services from the operating groups, as well as centralized support at the corporate level.

A description of each operating group is presented below. Further financial information by operating group is provided in Note 16 “Segment information” to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Electronic Components

Avnet’s EC operating group primarily supports high and medium-volume customers. It markets, sells, and distributes electronic components from many of the world’s leading electronic component manufacturers, including semiconductors, IP&E components (interconnect, passive and electromechanical components), and other integrated and embedded components.

EC serves a variety of markets ranging from industrial to automotive to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, supply chain, programming, logistics, and post-sales services.

Within the EC operating group for 2024, net sales of approximately 85% consist of semiconductor products, approximately 14% consist of interconnect, passive, and electromechanical components, and approximately 1% consist of computers.

Design Chain Solutions

EC offers design chain support that provides engineers with a host of technical design solutions, which helps EC support a broad range of customers seeking complex products and technologies. With access to a suite of design tools and engineering support, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from any point in the design cycle. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their component selection and accelerate their time to market. EC’s extensive electronic component offerings provides customers access to a diverse range of products from a complete spectrum of suppliers.

Supply Chain Solutions

EC’s supply chain solutions provide procurement support and warehousing and logistics services to OEMs, EMS providers, and electronic component manufacturers, enabling them to optimize supply chains on a local, regional, or global basis. EC’s internal competencies in supply chain, global warehousing and logistics, information technology, and asset management, combined with its global footprint and extensive supplier relationships, allows EC to develop supply chain solutions that provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems, and personnel. With supply chain planning tools and a variety of electronic component management solutions, EC provides various solutions that meet a customer’s requirements and minimize supply chain risk in a variety of scenarios.

Embedded and Integrated Solutions

EC provides embedded solutions, including technical design and integration and assembly of embedded products, systems, and solutions for a variety of end markets, including industrial and healthcare. EC also provides embedded display solutions, including touch and passive displays. In addition, EC develops and produces standard board and industrial subsystems and application-specific devices that enable it to produce specialized systems tailored to specific customer requirements. EC serves OEMs that require embedded systems and solutions, including engineering, product prototyping, integration, and other value-added services in the medical, telecommunications, industrial, and digital editing markets.

EC also provides integrated solutions and services for software companies that bring their intellectual property to market via hardware solutions, including custom-built servers.

Farnell

Avnet’s Farnell operating group primarily supports lower-volume customers that need electronic components quickly to develop, prototype, and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components, industrial automation components, and test and measurement products to both engineers and entrepreneurs, primarily through an e-commerce channel. Farnell also distributes new product introductions for its suppliers across their various product categories.

Within the Farnell operating group for 2024, net sales of approximately 16% consists of semiconductor products, approximately 45% consists of interconnect, passive, and electromechanical components, approximately 5% consists of single-board computers, and approximately 34% consists of other products and services, including test and measurement and maintenance, repair, and operations products.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from one supplier were approximately 10% of consolidated sales during fiscal years 2024 and 2023, and no single supplier exceeded 10% of consolidated sales during fiscal year 2022. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement and maintenance, repair, and operations (MRO) products.

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Millions)
Semiconductors	$19,030.3	$21,366.5	$18,380.2
Interconnect, passive & electromechanical (IP&E)	3,745.9	4,150.6	4,639.1
Computers	382.8	520.8	663.2
Other	598.1	499.0	628.2
Sales	$23,757.1	$26,536.9	$24,310.7

Competition & Markets

The electronic components industry is competitive. The Company’s major competitors include: Arrow Electronics, Future Electronics, World Peace Group, and WT Microelectronics for EC; Mouser Electronics, Digi-Key Electronics, and RS Components for Farnell. There are also certain smaller, specialized competitors who generally focus on particular sectors or on narrower geographic locations, markets, or products. As a result of these factors, Avnet’s pricing and product selection and availability must remain competitive.

A key competitive factor in the electronic component distribution industry is the need to carry a sufficient amount and selection of inventory to meet customers’ demand and various delivery requirements. To minimize its exposure related to inventory on hand, the Company purchases most of its products pursuant to franchised distribution agreements, which typically provide certain protections for product obsolescence and price erosion. These agreements are generally cancelable upon 30 to 180 days’ notice and, in most cases, provide for or require inventory return privileges upon cancellation. In addition, the Company enhances its competitive position by offering a variety of value-added services, which are tailored to individual customer specifications and business needs, such as design support, point of use replenishment, labelling, testing, assembly, programming, supply chain management, and materials management.

A competitive advantage is the breadth of the Company’s supplier product line card. Because of the number of Avnet’s suppliers, many customers can simplify their procurement process and can make all or substantially all of their required electronic component purchases from Avnet, rather than purchasing from several different parties.

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, except for an impact on consolidated results from shifts in geographic sales trends from Asia in the first half of a fiscal year to the Americas and EMEA regions in the second half of a fiscal year, which impact gross profit and operating income margins as a result of such seasonal geographic sales mix changes.

Human Capital

The Company values its employees and recognizes their significant contributions to the Company’s success. Its core values of integrity, customer focus, ownership, teamwork, and inclusiveness provide a foundation for its culture and are key expectations of employees. The Company’s culture and commitment to its employees are vital to attracting, motivating, and retaining exceptional talent. Consequently, the Company invests in its global workforce to drive diversity and inclusion; provide fair and competitive pay and benefits; foster employee development; promote employees health and safety; and understand employees’ experiences and identify opportunities to improve.

Additional information regarding the Company’s Human Capital programs, initiatives, and metrics can be found on its website, including in its Sustainability Reports accessible on its website. The Sustainability Reports and other information contained on the Company’s website are not incorporated by reference into this Annual Report.

Number of Employees

As of June 29, 2024, the Company’s global workforce totaled approximately 15,462 employees across 48 countries. Broken down by geographic region, approximately 4,294 employees are in the Americas, 6,494 employees are in EMEA, and 4,674 employees are in Asia.

Compensation, Benefits and Wellness

The Company strives to pay all its employees competitively and fairly, without regard to gender, race, or other personal characteristics. The Company sets pay ranges based on market data and considers an employee’s role, experience, tenure, job location, and job performance. The Company periodically reviews its compensation practices, both in terms of its overall workforce and individual employees, to help ensure that pay remains competitive and fair.

The Company offers an array of benefits that support employees’ well-being. Through its THRIVE program, the Company offers resources covering (1) physical and mental health, fitness, and well-being; (2) professional growth, skills, and development; (3) total rewards, retirement planning and money management; and (4) community connections, networks, and social interests.

Development and Training

The Company provides career development training and opportunities to help employees reach their potential. The performance management process provides ongoing performance, goals, and development discussions between employees and their leaders. Learning and development resources include mentoring programs and internal and external trainings, which cover a variety of technical, business, interpersonal, and leadership topics. Additionally, certain programs are available for leaders to develop skills in effective goal setting, coaching, feedback, and development. Talent and succession planning activities are conducted for the Company’s executive officers at least annually and periodically for other senior leaders.

Health and Safety

The Company strives to create workspaces and practices that foster a safe and secure work environment. In fiscal 2024, continued progress was made with implementing the multi-year plan to improve alignment and consistency of management systems, policies, and procedures; provide comprehensive health and safety training to employees relevant to their specific work functions; drive continual improvement processes with a focus on identified risks; and increase ISO certifications at operational sites. As of June 29, 2024, the Company has 26 operational sites, of which eight are certified to ISO 45001 and 17 are certified to ISO 14001.

Diversity, Equity, and Inclusion (“DEI”)

The Company’s DEI vision is (i) an employee population that reflects the diverse communities in which they live, work, and do business, and (ii) a culture that seeks out varying perspectives, which allows the best ideas to come to light. The Company is committed to making employment decisions based on merit and the needs of the Company’s business, while ensuring equal employment opportunities for all applicants and employees regardless of race, gender, national origin, or other protected characteristic. The Company’s Global DEI Council, a global cross-functional team of leaders, oversees inclusion efforts. The council meets regularly and engages with colleagues across the Company to connect DEI initiatives to the Company’s broader business strategy.

The Company’s Equal Opportunity, Diversity, and Inclusion Policy actively promotes DEI in the Company’s talent management practices. The Company’s commitment to diversity is evidenced by the makeup of its Board of Directors, which as of June 29, 2024, was 30% women and 50% racially and ethnically diverse (including Middle Eastern origin). In addition, for fiscal years 2021 through 2024, executive’s annual incentive compensation included non-financial performance goals that consist in part on DEI.

The Company’s employee-led Employee Resource Groups (ERGs) provide a forum for employees to communicate and exchange ideas, build a network of relationships across the Company, and support each other in personal and career development. The Company’s eight ERGs support the following communities: women, Asian and Pacific Islanders, Blacks, Hispanic and Latinos, U.S. veterans, LGBTQ+, later career employees; and environmental and sustainability causes.

Employee Engagement

The Company engages with its employees and encourages open and direct feedback through employee engagement surveys. Through such surveys, the Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to improve the work environment, increase employee satisfaction, and strengthen its culture. In fiscal 2024, the Company conducted its regular global employee engagement survey and achieved a participation rate of 71.6%, an increase over fiscal 2023.

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

The corporate governance information on the Company’s website includes the current version of the Company’s Corporate Governance Guidelines, the Code of Conduct, and the charters for each of the committees of its Board of Directors. Waivers granted to directors and executive officers under the Code of Conduct, if any, will be posted in this area of the website. These documents can be accessed at ir.avnet.com/documents-charters. Printed versions can be obtained, free of charge, by writing to the Company at the address listed above in “Available Information.”

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

Risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements include the risk factors discussed below as well as risks and uncertainties not presently known to the Company or that management does not currently consider material. Such factors make the Company’s operating results for future periods difficult to predict and, therefore, prior results do not necessarily indicate results in future periods. Some of the risks disclosed below may have already occurred, but not to a degree that management considers material unless otherwise noted. Any of the below factors, or any other factors discussed elsewhere in this Report, may have an adverse effect on the Company’s financial condition, operating results, prospects, and liquidity. Similarly, the price of the Company’s common stock is subject to volatility due to fluctuations in general market conditions; actual financial results that do not meet the Company’s or the investment community’s expectations; changes in the Company’s or the investment community’s expectations for the Company’s future results, dividends, or share repurchases; and other factors, many of which are beyond the Company’s control.

Business and Operations Risks

Changes in customer needs and consumption models

Changes in customer product demands and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. Changes in technology (such as artificial intelligence) could reduce the types or quantity of services that customers require from the Company. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make it difficult to predict and timely react to such changes, including those relating to product capacity and lead times. Also, future downturns, inflation, or supply chain challenges, including in the semiconductor, embedded solutions, maintenance, and test and measurement industries, could adversely affect the Company’s relationships with its customers, operating results, and profitability.

Specifically, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. Geopolitical uncertainty (including from military conflicts, health-related crises, and international trade disputes) have led, and may continue to lead, to shortages, extended lead times, and unpredictability in the supply of certain semiconductors and other electronic components. In reaction, customers may over order to ensure sufficient inventory, which, when the shortage lessens, may result in order cancellations and decreases. In cases where customers have non-cancellable/ non-returnable orders, customers may not be able or willing to carry out the terms of the orders. The Company’s prices to customers depend on many factors, including product availability, supplier costs, and competitive pressures. In fiscal 2024 and 2023, pricing to customers increased due to higher costs from suppliers, as well as higher freight and other costs. However, the Company may not be able to maintain higher prices to customers in the future. As product becomes more available, customer and competitive pressures may lower prices to customers, which could reduce the Company’s margins. In addition, the Company may be unable to increase prices to customers to offset higher internal costs, which could also reduce margins. During fiscal 2024, 2023, and 2022, sales of semiconductors represented approximately 80%, 81%, and 76% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2024, one supplier accounted for approximately 10% of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

Shortages of products or loss of a supplier may negatively affect the Company’s business and relationships with its customers, as customers depend on the Company’s timely delivery of technology hardware and software from the industry’s leading suppliers. In addition, shifts in suppliers’ strategies, or performance and delivery issues, may negatively affect the Company’s financial results. These conditions make it more difficult to manage the Company’s business and predict future performance. The competitive landscape has also experienced consolidation among suppliers and capacity constraints, which could negatively impact the Company’s profitability and customer base.

Further, if key suppliers modify the terms of their contracts (including terms regarding price protection, rights of return, order cancellation rights, delivery commitments, rebates, or other terms that protect or enhance the Company’s gross margins), it could negatively affect the Company’s results of operations, financial condition, or liquidity. Due to recent global shortages of semiconductors, some suppliers have increased the amount of non-cancellable/ non-returnable orders, which limited the Company’s ability to adjust down its inventory levels. The Company may attempt to limit associated risks by passing such terms on to its customers, but this may not be possible.

Risks related to international operations

During fiscal 2024, 2023, and 2022 approximately 77%, 76% and 77%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

●	potential restrictions on the Company’s ability to repatriate funds from its foreign subsidiaries;
●	foreign currency and interest rate fluctuations;
●	non-compliance with foreign and domestic data privacy regulations, business licensing requirements, environmental regulations, and anti-corruption laws, the failure of which could result in severe penalties, including monetary fines and criminal proceedings;
●	non-compliance with foreign and domestic import and export regulations and adoption or expansion of trade restrictions, including technology transfer restrictions, additional license, permit or authorization requirements for shipments, specific company sanctions, new and higher duties, tariffs or surcharges, or other import/export controls;
●	complex and changing tax laws and regulations;
●	regulatory requirements and prohibitions that differ between jurisdictions;
●	economic and political instability, terrorism, military conflicts, or civil unrest;
●	fluctuations in freight costs (both inbound and outbound), limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;
●	natural disasters (including due to climate change), pandemics, and other public health crises;
●	differing employment practices and labor issues; and
●	non-compliance with local laws.

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

Tariffs, trade restrictions, sanctions, or changes in trade policies may adversely affect the Company’s sales and profitability. For example, various governments imposed trade measures applicable to China and Hong Kong. The United States, European Union, United Kingdom, and others initiated a variety of trade measures and other restrictions against Russia in response to the Russian-Ukraine conflict. In response, the Chinese and Russian governments initiated trade measures against various countries and covering a variety of products. These actions have resulted in losses; increased costs, which the Company may not be able to pass on to customers; shortages of materials and electronic components;

increased cyber security attacks; credit market disruptions; and inflation. In addition, increased operational expenses incurred in minimizing the number of products subject to tariffs could adversely affect the Company’s operating profits. These measures have not yet had a material impact, but future actions or escalations that affect trade relations could materially affect the Company’s sales and results of operations.

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

Internal information systems failures

The Company depends on its information systems to facilitate its day-to-day operations and to produce timely, accurate, and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, including systems from acquired businesses, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s systems. These IT projects are extremely complex, in part because of wide ranging processes, use of on-premise and cloud environments, the Company’s business operations, and changes in information technology. The Company may not always succeed at these efforts. Implementation or integration difficulties may adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, IT projects may not achieve the expected efficiencies and cost savings, which could negatively impact the Company’s financial results. A failure of any of these information systems (including due to power losses, computer and telecommunications failures, cyber security incidents, or manmade or natural disasters), or material difficulties in upgrading these information systems, could have an adverse effect on the Company’s business, internal controls, and reporting obligations under federal securities laws.

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

Logistics disruptions

The Company’s global logistics services are operated through specialized and centralized distribution centers around the globe, some of which are outsourced. The Company also depends almost entirely on third-party transportation service providers to deliver products to its customers. A major interruption or disruption in service at one or more of its distribution centers for any reason, or significant disruptions of services from the Company’s third-party transportation providers, could cause a delay in expected cost savings or an increase in expenses, which may not be possible to pass on to customers. Such disruptions could result from risks related to information technology, data security, or any of the General Risk Factors, as discussed herein. In addition, as the Company continues to increase capacity at various distribution centers, it may experience operational challenges, increased costs, decreased efficiency, and customer delivery delays and failures. Such operational challenges could have an adverse impact on the Company’s business partners, and on the Company’s business, operations, financial performance, and reputation.

Data security and privacy threats

Threats to the Company’s data and information technology systems (including cybersecurity attacks such as phishing and ransomware) are becoming more frequent and sophisticated, including through the use of artificial intelligence and machine learning. Threat actors have successfully breached the Company’s systems and processes in various ways, and such cybersecurity breaches expose the Company to significant potential liability and reputational harm. Cybersecurity attacks have not yet materially impacted the Company’s data (including data about customers, suppliers, and employees) or the Company’s operations, financial condition, or data security, but future attacks could have a material impact. Threat actors, including sophisticated nation-state actors, seek unauthorized access to intellectual property, or confidential or proprietary information regarding the Company, its customers, its business partners, or its employees, and may target the Company’s systems for espionage, intellectual property theft, or disruption of operations. They deploy malicious software programs that exploit security vulnerabilities, including ransomware designed to encrypt the Company’s files so an attacker may demand a ransom for restored access. They also seek to misdirect money, sabotage data and systems, takeover internal processes, and induce employees or other system users to disclose sensitive information, including login credentials. In addition, some Company employees continue to work from home on a full-time or hybrid basis, which increases the Company’s vulnerability to cyber and other information technology risks. Further, the Company’s business partners and service providers (such as suppliers, customers, and hosted solution providers) pose a security risk because their own security systems or infrastructure may become compromised.

The Company seeks to protect and secure its systems and information, prevent, and detect evolving threats, and respond to threats as they occur. Measures taken include implementing and enhancing information security controls such as enterprise-wide firewalls, intrusion detection, endpoint protection, email security, disaster recovery, vulnerability management, and cybersecurity training for employees to enhance awareness of general security best practices, financial fraud, and phishing. Despite these efforts, the Company may not always be successful. Threat actors frequently change their techniques and technology (such as implementing artificial intelligence) and, consequently, the Company may not always promptly detect the existence or scope of a security breach. As these types of threats grow and evolve, the Company may make further investments to protect its data and information technology infrastructure, which may impact the Company’s profitability. The Company’s insurance coverage for protecting against cyber attacks may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company may be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, data privacy, data localization, and data protection. Failure to comply with such requirements could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations, as well as subject the Company to significant fines, litigation losses, third-party damages, and other liabilities.

Financial Risks

Inventory value decline

The electronic components and integrated products industries are subject to technological change, new and enhanced products, changes in customer needs, and changes in industry standards and regulatory requirements, which can cause the Company’s inventory to decline in value or become obsolete. Regardless of the general economic environment, prices may decline due to a decrease in demand or an oversupply of products, which may increase the risk of declines in inventory value. Many of the Company’s suppliers offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), but such policies may not fully compensate for the loss. Also, suppliers may not honor such agreements, some of which are subject to supplier discretion. In addition, most Company sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there are contracts, such contracts are generally terminable at will upon notice. Unforeseen product developments, inventory value declines, or customer cancellations may adversely affect the Company’s business, results of operations, financial condition, or liquidity.

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

As of June 29, 2024, the Company had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

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

Financing covenants and restrictions may limit management discretion

The agreements governing the Company’s financing, including its credit facility, accounts receivable securitization program, and the indentures governing the Company’s outstanding notes, contain various covenants and restrictions that, in certain circumstances, limit the Company’s ability, and the ability of certain subsidiaries, to:

●	grant liens on assets;
●	make restricted payments (including, under certain circumstances, paying dividends on, redeeming, or repurchasing common stock);
●	make certain investments;
●	merge, consolidate, or transfer all, or substantially all, of the Company’s assets;
●	incur additional debt; or
●	engage in certain transactions with affiliates.

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

Many countries are adopting provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development (“OECD”) and supported by the United States. The project aims to standardize and modernize global corporate tax policy, including tax rate increases and a 15% global minimum corporate tax rate that would apply to companies with revenue over a set threshold. The project is expected to impact the Company’s taxes in fiscal year 2025. Furthermore, many countries are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred assets and liabilities.

The tax laws and regulations of the various countries where the Company has operations are extremely complex and subject to varying interpretations. The Company believes that its historical tax positions are sound and consistent with applicable law, and that it has adequately reserved for taxes. However, taxing authorities may challenge such positions and the Company may not be successful in defending against any such challenges. The Company’s future income tax expense could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, and liabilities and changes to its operating structure.

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

Acquisition expected benefits shortfall

The Company has made, and expects to make, strategic acquisitions or investments globally to further its strategic objectives and support key business initiatives. Acquisitions and investments involve risks and uncertainties, some of which may differ from those associated with the Company’s historical operations. Examples include risks relating to expanding into emerging markets and business areas, adding additional product lines and services, impacting existing customer and supplier relationships, incurring costs or liabilities associated with the companies acquired, incurring potential impairment charges on acquired goodwill and other intangible assets, and diverting management’s attention from existing operations and initiatives. As a result, the Company’s profitability may be negatively impacted. In addition, the Company may not successfully integrate the acquired businesses, or the integration may be more difficult, costly, or time-consuming than anticipated. Further, any litigation involving the potential acquisition or acquired entity may increase expenses associated with the acquisition, cause a delay in completing the acquisition, or impact the ability to integrate the acquired entity, all of which may impact the Company’s profitability. The Company may experience disruptions that could, depending on the size of the acquisition, have an adverse effect on its business, especially where an acquisition target may have pre-existing regulatory issues or deficiencies, or material weaknesses in internal controls over financial reporting. Furthermore, the Company may not realize all benefits anticipated from its acquisitions, which could adversely affect the Company’s financial performance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. These risks include operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; legal risks, including violations of privacy or data protection laws; and reputational risks. The Company has implemented several cybersecurity processes, technologies, and controls to aid in its efforts.

The Company’s Global Cybersecurity & Compliance (GC&C) team maintains a comprehensive cybersecurity program that includes policies, procedures, and standards to govern the safe processing, storage, and transmission of data. GC&C team members have extensive knowledge and experience regarding cybersecurity and the Company’s information technology systems. The GC&C team leader reports directly to the Company’s Chief Information Officer. The cybersecurity program was developed using practices anchored on the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF) and seeks to align to the additional cybersecurity measures of

NIST 800-171 and ISO27001. Cybersecurity controls are governed by Avnet’s Global Information Security Policy (GISP).

The Company has processes for overseeing and identifying cybersecurity threats, vulnerabilities, and controls associated with third-party service providers, including evaluating providers’ (i) cybersecurity ratings, (ii) public disclosures related to cybersecurity, (iii) cybersecurity questionnaire responses, and (iv) cybersecurity and IT certifications.

The Company provides quarterly updates to, and receives oversight from, the Audit Committee on the Company’s cybersecurity program, cybersecurity incidents, and the cybersecurity threat landscape. Responsible members of management provide updates to the Company’s senior executive team regarding all cybersecurity incidents, the cybersecurity program, and the threat landscape.

The Company’s enterprise risk management program (ERM) considers cybersecurity risks (including likelihood, potential severity, and mitigation) alongside other enterprise-wide risks as part of its overall ERM process. The GC&C team administers an IT risk management program that identifies and assesses cybersecurity risks. Its assessments are shared with the Company’s enterprise risk management council (ERM Council).

The GC&C team applies an incident response procedure. Among other things, the team appropriately escalates some incidents in real-time, depending on the incident’s potential impact and scope. Further, the GC&C team regularly collaborates with other departments—such as legal, corporate security, and human resources—when assessing, identifying, and managing cybersecurity incidents. The Company also retains external cybersecurity response consultants to assist internal resources as needed.

The Company regularly tests the effectiveness of its security program through internal audit and external assessments. The Company makes investments for continual improvements in risk and vulnerability mitigation, including ongoing monitoring, network and system updates, and employee cybersecurity awareness training.

The Company’s cybersecurity assessments and auditing include:

•Regular penetration tests conducted by external consultants;

•Regular maturity assessments conducted by external consultants;

•Quarterly self-assessments of internal cybersecurity capabilities; and

•Ongoing internal audits of cybersecurity systems and practices.

The Company’s employee communication and training program includes:

•Annual tabletop exercises performed with its executive team;

•Annual tabletop exercises with its cybersecurity incident response team;

•Annually distributing the Global Information Security Policy (GISP) to all employees;

•	New hire and biennial computer-based training on data privacy and cybersecurity for all employees, with in-person training for high-risk positions;

•Cybersecurity awareness training videos available to employees and updated quarterly;

•Phishing simulations conducted with employees monthly; and

•Newsletters distributed to all employees on relevant cybersecurity threats.

Please refer to Item 1.A, Risk Factors (Data security and privacy threats) for a discussion of whether cybersecurity threats have or will materially affect the Company, as well as the potential impact on the Company’s operations and financial condition.

Item 2. Properties

The Company owns and leases approximately 2.0 million and 4.0 million square feet of space, respectively, of which approximately 25% is in the United States. The following table summarizes certain of the Company’s key facilities:

	Approximate	Leased
	Square	or
Location	Footage	Owned	Primary Use
Bernburg. Germany	680,000	Owned	EC warehousing and value-added operations currently under construction
Chandler, Arizona	400,000	Owned	EC warehousing and value-added operations
Tongeren, Belgium	390,000	Owned	EC warehousing and value-added operations
Leeds, United Kingdom	360,000	Leased	Farnell warehousing and value-added operations
Poing, Germany	300,000	Owned	EC warehousing and value-added operations
Chandler, Arizona	230,000	Leased	EC warehousing, integration and value-added operations
Gaffney, South Carolina	220,000	Owned	Farnell warehousing
Hong Kong, China	210,000	Leased	EC warehousing
Phoenix, Arizona	180,000	Leased	Corporate and EC Americas headquarters
Taipei, Taiwan	33,000	Leased	EC warehousing

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

Record Holders

As of August 2, 2024, there were 1,309 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and TD Synnex Corporation). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/29/2019 and tracks it through 6/29/2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc. the NASDAQ Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
06/29/2019
06/27/2020
07/03/2021
07/02/2022
07/01/2023
06/29/2024
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 06/29/19 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	6/29/2019	6/27/2020	7/3/2021	7/2/2022	7/1/2023	6/29/2024
Avnet, Inc.	$100	$58.93	$92.88	$100.49	$123.19	$128.95
Nasdaq Composite	100	123.12	186.10	142.44	178.08	230.80
Peer Group	100	97.85	195.13	173.37	213.64	248.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. The following table includes the Company’s monthly purchases of the Company’s common stock, excluding excise tax, during the fourth quarter of fiscal 2024, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
March 31 – April 27	—	$—	—	$232,484,000
April 28 – May 25	560,000	$53.17	560,000	$202,707,000
May 26 – June 29	920,000	$53.23	920,000	$153,734,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023. The Company operates on a “52/53 week” fiscal year. Fiscal years 2024, 2023 and 2022 each contained 52 weeks.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration and other expenses, (ii) Russian-Ukraine conflict related expenses, and (iii) amortization of acquired intangible assets.

The following table provides a reconciliation of operating income to adjusted operating income:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Operating income	$844,367	$1,186,800	$939,011
Restructuring, integration and other expenses	52,550	28,038	5,272
Russian-Ukraine conflict related expenses	—	—	26,261
Amortization of acquired intangible assets	3,130	6,053	15,038
Adjusted operating income	$900,047	$1,220,891	$985,582

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

Industry outlook

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen elevated inventory levels and decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain. The Company expects sales in the first quarter of fiscal 2025 to be flat to 5% lower than fourth quarter of fiscal 2024 sales, which will negatively impact operating income and diluted earnings per share.

Results of Operations

	Years Ended
	June 29, 2024	July 1, 2023	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$23,757	$26,537	$(2,780)		(10.5)%
Gross profit	2,766	3,182	(416)		(13.1)%
Selling, general and administrative expenses	1,870	1,967	(98)		(5.0)%
Restructuring, integration, and other expenses	53	28	25		87.4%
Operating income	844	1,187	(342)		(28.9)%
Adjusted operating income	900	1,221	(321)		(26.3)%
Other (expense) income, net	(16)	10	(26)		(258.8)%
Interest and other financing expenses, net	(283)	(251)	(32)		12.8%
Gain on legal settlements and other	86	37	49		133.5%
Income tax expense	134	212	(78)		(37.0)%
Net income	499	771	(272)		(35.3)%
Diluted earnings per share	5.43	8.26	(2.83)		(34.3)%

Other Metrics
Gross profit margin	11.6%	12.0%	(35)	bps	(0.4)%
Operating income margin	3.6%	4.5%	(92)	bps	(0.9)%
Adjusted operating income margin	3.8%	4.6%	(81)	bps	(0.8)%
Effective tax rate	21.1%	21.6%	(45)	bps	(0.5)%

Sales

Analysis of Sales: By Operating Group and Geography

The table below provides sales decline rates for fiscal 2024 as compared to fiscal 2023 as reported and on a constant currency basis by geographic region and operating group.

						Sales
						Year-Year %
	Years Ended				Sales	Change in
	June 29,	% of	July 1,	% of	Year-Year %	Constant
	2024	Total	2023	Total	Change	Currency

	(Dollars in millions)
Sales by Operating Group:
EC	$22,160.0	93.3%	$24,802.6	93.5%	(10.7)%	(11.0)%
Farnell	1,597.1	6.7	1,734.3	6.5	(7.9)	(9.3)
Total Avnet	$23,757.1		$26,536.9		(10.5)	(10.9)

Sales by Geographic Region:
Americas	$5,919.2	24.9%	$6,807.7	25.7%	(13.1)%	(13.1)%
EMEA	8,395.0	35.3	9,229.4	34.8	(9.0)	(11.4)
Asia	9,442.9	39.8	10,499.8	39.5	(10.1)	(9.0)
Total Avnet	$23,757.1		$26,536.9

Avnet’s sales for fiscal 2024 were $23.76 billion, a decrease of $2.78 billion, or 10.5%, from fiscal 2023 sales of $26.54 billion. Sales in constant currency decreased 10.9% year over year, reflecting a reduction in sales volume primarily due to the on-going market downturn occurring across the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components.

EC sales in fiscal 2024 were $22.16 billion, representing a 10.7% decrease over fiscal 2023 sales of $24.80 billion. EC sales decreased 11.0% year over year in constant currency. The decrease in EC sales is primarily due to sales volume decreases across all three regions due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower-priced electronic components. Average selling prices of electronic components at EC remained relatively stable between fiscal 2024 and fiscal 2023.

Farnell sales in fiscal 2024 were $1.60 billion, a decrease of $137.2 million or 7.9%, from fiscal 2023 sales of $1.73 billion. The year-over-year decrease in sales was primarily a result of lower demand, including lower demand for on-the-board electronic components, partially offset by increases in availability and demand for single-board computers.

Gross Profit

The Company’s gross profit is primarily affected by sales volume and geographic sales mix. Gross profit in fiscal 2024 was $2.77 billion, a decrease of $415.7 million, or 13.1%, from fiscal 2023 gross profit of $3.18 billion primarily due to lower sales volumes, as described above. Gross profit margin decreased to 11.6% in fiscal 2024 or 35 basis points from fiscal 2023 gross profit margin of 12.0%. The decrease in gross profit margin is primarily due to an increase in product mix to lower margin electronic components. Sales in the higher margin western regions represented approximately 60% of sales in both fiscal 2024 and fiscal 2023.

EC gross profit margin decreased year over year largely due to an increase in product mix to lower margin electronic components. Average selling prices of electronic components at EC remained relatively stable between fiscal 2024 and fiscal 2023.

Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components and the unwinding of component shortage pricing premiums for on-the-board electronic components in fiscal 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2024 were $1.87 billion, a decrease of $97.8 million, or 5.0%, from fiscal 2023. The year-over-year decrease in SG&A expenses was primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above and to a lesser extent the impact of restructuring actions, partially offset by increases in costs due to inflation and the impact of changes in foreign currency translation rates.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2024, SG&A expenses as a percentage of sales were 7.9% and as a percentage of gross profit were 67.6%, as compared with 7.4% and 61.8%, respectively, in fiscal 2023. The increases in SG&A expenses as a percentage of sales and gross profit resulted primarily from the decreases in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

Restructuring, Integration and Other Expenses

During fiscal 2024, the Company implemented a plan to reduce SG&A expenses at Farnell and deliver approximately $60 million in annual expense reductions. Additionally, the Company began expense reduction initiatives within EC and for corporate expenses, which are expected to yield additional annual cost savings of approximately $50 million when completed. As such, the Company recorded $39.5 million for restructuring costs in fiscal 2024 primarily related to severance and other employee-related expenses associated with the reduction, or planned reduction, of approximately 600 employees across the Company. The Company also incurred integration, and other expenses of $13.1 million. Integration expenses of $13.1 million related to the Company’s consolidation of several smaller warehouses predominantly related to Farnell, and other expenses of $5.5 million related to certain costs associated with potential M&A activity that did not lead to a transaction. Additionally, the Company recorded a benefit of $5.5 million, primarily related to environmental remediation reserves after entering into a favorable consent decree with a state agency for a certain environmental cleanup matter. The after-tax impact of restructuring, integration, and other expenses were $39.6 million and $0.43 per share on a diluted basis.

During fiscal 2023 the Company recorded restructuring, integration, and other expenses of $28.0 million, which includes $17.4 million for restructuring costs, consisting of $16.1 million for severance, $0.5 million for facility exit costs, and $0.8 million for asset impairments.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

Operating income for fiscal 2024 was $844.4 million, a decrease of $342.4 million or 28.9%, from fiscal 2023 operating income of $1.19 billion. Operating income margin was 3.6% in fiscal 2024 compared to 4.5% in fiscal 2023.

Adjusted operating income for fiscal 2024 was $900.0 million, a decrease of $320.8 million or 26.3%, from fiscal 2023 adjusted operating income of $1.22 billion. Adjusted operating income margin was 3.8% in fiscal 2024 compared to 4.6% in fiscal 2023. The decreases in operating income and operating income margin are primarily due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses, as discussed above. Additionally, the Company incurred higher restructuring, integration, and other expenses during fiscal 2024 compared to such expenses in fiscal 2023.

EC operating income decreased 19.7% to $947.6 million, and EC operating income margin decreased 48 basis points to 4.3% in fiscal 2024, with all three regions contributing to the decrease. Farnell operating income decreased 60.8% to $64.8 million in fiscal 2024 and Farnell operating income margin decreased 548 basis points to 4.1% in fiscal 2024. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales and gross margin without a proportionate decrease in SG&A expenses.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses for fiscal 2024 was $282.9 million, an increase of $32.0 million, or 12.8%, compared with interest and other financing expenses of $250.9 million in fiscal 2023. The increase in interest and other financing expenses in fiscal 2024 compared to fiscal 2023 is a result of higher outstanding borrowings and increases in average borrowing rates.

The Company had other expenses of $15.7 million in fiscal 2024, compared to other income of $9.9 million in fiscal 2023. The increase in other expenses is primarily due to foreign currency translation losses.

Gain on Legal Settlements and Other

During fiscal 2024 and fiscal 2023, the Company recorded a gain on legal settlements and other of $86.5 million and $74.4 million, respectively, in connection with the settlement of claims filed against certain manufacturers of capacitors. In fiscal 2023, the Company settled a portion of its pension liability related to certain retirees and terminated vested employees in the Company’s U.S. pension plan as part of a de-risking strategy and recognized non-cash settlement expense of $37.4 million. See Note 13, “Commitments and contingencies” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the gain on legal settlements.

Income Tax

Income tax expenses were $133.6 million in fiscal 2024, reflecting an effective tax rate of 21.1% as compared to income tax expenses of $212.0 million in fiscal 2023, reflecting an effective tax rate of 21.6%. The decrease in the effective tax rate in fiscal 2024 as compared to fiscal 2023 was primarily due to the mix of income in lower tax foreign jurisdictions, partially offset by increases to unrecognized tax benefit reserves, net of settlements.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2024 was $498.7 million, or earnings per share on a diluted basis of $5.43, compared with fiscal 2023 net income of $770.8 million, or earnings per share on a diluted basis of $8.26.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash provided by operating activities was $690.0 million during fiscal 2024, compared to net cash used by operating activities of $713.7 million during fiscal 2023. The $1.40 billion increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have reduced as a result of declines in sales, offset by lower cash provided by net income. Cash generated by working capital and other was $11.2 million during fiscal 2024, compared to cash used for working capital of $1.68 billion during fiscal 2023, with the difference attributable primarily to cash used for inventories. During fiscal 2024, the Company used less cash for inventories as less inventory was purchased due to inventory levels already being elevated and because of lower sales. The Company also had decreases in accounts receivable due to lower sales when compared to the prior year. The Company received $90.7 million of cash from legal settlements during fiscal 2024 as compared to $69.9 million of cash received from legal settlements during fiscal 2023.

Financing Activities

Net repayments of debt totaled $156.5 million during fiscal 2024, including the repayment of $140.7 million under the Securitization Program, and $43.3 million under the Credit Facility, offset by net proceeds of $27.5 million for other debt. This compares to $1.39 billion of net borrowing during fiscal 2023. The Company paid cash dividends to shareholders of $1.24 per share, or $112.0 million, during fiscal 2024 as compared to $1.16 per share, or $106.3 million, during fiscal 2023. The Company has repurchased $162.7 million of common stock under the share repurchase plan during fiscal 2024 compared to $221.7 million during fiscal 2023.

Investing Activities

The Company’s purchases of property, plant and equipment increased during fiscal 2024 by $31.8 million, when compared to fiscal 2023, primarily due to a distribution center investment in EMEA. During fiscal 2023, the Company used $16.9 million for other investing activities.

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

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2024 was $100.4 million.

As an alternative form of liquidity outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are classified within “Interest and other financing expenses, net” of the consolidated financial statements.

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of June 29, 2024.

Covenants and Conditions

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures, and also includes financial covenant requiring the Company to maintain a leverage ratio below a certain threshold. The Company was in compliance with all such covenants as of June 29, 2024.

The Company’s Securitization Program contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market, and industry factors. The Company was in compliance with all such covenants as of June 29, 2024.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company held cash and cash equivalents of $310.9 million as of June 29, 2024, of which $179.6 million was held outside the United States. As of July 1, 2023, the Company held cash and cash equivalents of $288.2 million, of which $194.5 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $690.0 million in cash flows for operating activities during the fiscal year ended June 29, 2024.

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

As of June 29, 2024, there were $745.5 million of borrowings outstanding under the Credit Facility and $0.9 million in letters of credit issued, and $415.1 million outstanding under the Securitization Program. During fiscal 2024, the Company had an average daily balance outstanding under the Credit Facility of approximately $1.17 billion and $596.7 million under the Securitization Program. As of June 29, 2024, the combined availability under the Credit Facility and the Securitization Program was $844.5 million. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

The Company has the following contractual obligations outstanding as of June 29, 2024 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$2,910.9	$492.7	$550.0	$1,245.5	$622.7
Interest expense on long-term debt obligations(2)	493.9	134.9	211.0	78.2	69.8
Operating lease obligations(3)	266.8	60.0	81.0	41.8	84.0

(1)	Includes amounts due within one year and excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2024 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

The Company purchases inventories in the normal course of business throughout the year through the issuance of purchase orders to suppliers. During fiscal 2024, the Company’s cost of sales, substantially all of which related to the underlying purchase of inventories was $21.0 billion and the Company had $5.5 billion of inventories as of June 29, 2024. The Company expects to continue to purchase sufficient inventory to meet its customers’ demands in fiscal year 2025, some of which relates to outstanding purchase orders at the end of fiscal 2024. Outstanding purchase orders with suppliers may be non-cancellable/non-returnable at the point such orders are issued, or may become non-cancellable at some point in the future, typically within 30 days to 90 days from the requested delivery date of inventories.

At June 29, 2024, the Company had an estimated liability for income tax contingencies of $130.3 million, which is not included in the above table. No cash payments associated with the settlement of these liabilities are expected to be paid within the next 12 months. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

As of June 29, 2024, the Company may repurchase up to an aggregate of $153.7 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During fiscal 2024, the Company repurchased $164.8 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2024, the Board of Directors approved a dividend of $0.31 per share, which resulted in $27.8 million of dividend payments during the quarter.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2024 relate to the valuation of inventories and accounting for income taxes.

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

Accounting for Income Taxes

Management’s judgment is required in determining income tax expense, unrecognized tax benefit liabilities, deferred tax assets and liabilities, and valuation allowances recorded against net deferred tax assets. Recovering net deferred tax assets depends on the Company’s ability to generate sufficient future taxable income in certain jurisdictions. In addition, when assessing the need for valuation allowances, the Company considers historic levels and types of income, expectations and risk associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. If the Company determines that it cannot realize all or part of its deferred tax assets in the future, it may record additional valuation allowances against the deferred tax assets with a corresponding increase to income tax expense in the period such determination is made. Similarly, if the Company determines that it can realize all or part of its deferred tax assets that have an associated valuation allowance established, the Company may release a valuation allowance with a corresponding benefit to income tax expense in the period such determination is made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering financial arrangements, from time to time, that are intended to provide an economic hedge against all, or a portion of, the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 29, 2024 (dollars in millions):

	Fiscal Year
	2025	2026	2027	2028	2029	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$2.7	$550.0	$—	$500.0	$—	$622.7	$1,675.4
Floating rate debt	$490.0	$—	$—	$745.5	$—	$—	$1,235.5
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 29, 2024, and July 1, 2023 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 29, 2024	at June 29, 2024	at July 1, 2023	July 1, 2023
Liabilities:
Fixed rate debt(1)	$1,675.4	$1,621.1	$1,650.0	$1,567.5
Average interest rate	5.0%		5.0%
Floating rate debt	$1,235.5	$1,235.5	$1,423.0	$1,423.0
Average interest rate	5.5%		5.3%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged. Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 29, 2024, would result in an increase or decrease of approximately $30.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 2, “Derivative financial instruments” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 29, 2024 and July 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2024 and July 1, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of accounting for income taxes

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognized $203.2 million of deferred tax assets, net, and income tax expense of $133.6 million as of and for the year ended June 29, 2024. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

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

Phoenix, Arizona

August 14, 2024

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29,	July 1,
	2024	2023

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$310,941	$288,230
Receivables	4,391,187	4,763,788
Inventories	5,468,730	5,465,031
Prepaid and other current assets	199,694	233,804
Total current assets	10,370,552	10,750,853
Property, plant and equipment, net	568,169	441,557
Goodwill	780,984	780,629
Operating lease assets	208,971	221,698
Other assets	280,471	282,422
Total assets	$12,209,147	$12,477,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$492,711	$70,636
Accounts payable	3,345,510	3,373,820
Accrued expenses and other	573,055	753,130
Short-term operating lease liabilities	53,993	51,792
Total current liabilities	4,465,269	4,249,378
Long-term debt	2,406,629	2,988,029
Long-term operating lease liabilities	173,886	190,621
Other liabilities	237,859	297,462
Total liabilities	7,283,643	7,725,490
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 89,045,996 shares and 91,504,053 shares, respectively	89,046	91,504
Additional paid-in capital	1,721,369	1,691,334
Retained earnings	3,601,812	3,378,212
Accumulated other comprehensive loss	(486,723)	(409,381)
Total shareholders’ equity	4,925,504	4,751,669
Total liabilities and shareholders’ equity	$12,209,147	$12,477,159

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands, except per share amounts)
Sales	$23,757,129	$26,536,881	$24,310,708
Cost of sales	20,990,687	23,354,738	21,345,317
Gross profit	2,766,442	3,182,143	2,965,391
Selling, general and administrative expenses	1,869,525	1,967,305	1,994,847
Russian-Ukraine conflict related expenses	—	—	26,261
Restructuring, integration, and other expenses	52,550	28,038	5,272
Operating income	844,367	1,186,800	939,011
Other (expense) income, net	(15,736)	9,908	(5,302)
Interest and other financing expenses, net	(282,867)	(250,869)	(100,375)
Gain on legal settlements and other	86,499	37,037	—
Income before taxes	632,263	982,876	833,334
Income tax expense	133,564	212,048	140,955
Net income	$498,699	$770,828	$692,379

Earnings per share:
Basic	$5.51	$8.37	$7.02
Diluted	$5.43	$8.26	$6.94

Shares used to compute earnings per share:
Basic	90,567	92,043	98,662
Diluted	91,837	93,368	99,819
Cash dividends paid per common share	$1.24	$1.16	$1.00

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Net income	$498,699	$770,828	$692,379
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(60,434)	64,486	(324,139)
Cross-currency swap	6,608	(22,849)	—
Pension adjustments	(23,516)	30,230	(3,362)
Total other comprehensive (loss) income, net of tax	(77,342)	71,867	(327,501)
Total comprehensive income, net of tax	$421,357	$842,695	$364,878

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 29, 2024, July 1, 2023, and July 2, 2022

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 3, 2021	99,601	$99,601	$1,622,160	$2,516,170	$(153,747)	$4,084,184
Net income	—	—	—	692,379	—	692,379
Translation adjustments and other	—	—	—	—	(324,139)	(324,139)
Pension liability adjustments, net of tax of $582	—	—	—	—	(3,362)	(3,362)
Cash dividends ($1.00 per share)	—	—	—	(98,490)	—	(98,490)
Repurchases of common stock	(4,676)	(4,676)	—	(188,660)	—	(193,336)
Stock-based compensation	777	777	34,747	—	—	35,524
Balance, July 2, 2022	95,702	95,702	1,656,907	2,921,399	(481,248)	4,192,760
Net income	—	—	—	770,828	—	770,828
Translation adjustments and other	—	—	—	—	64,486	64,486
Pension liability adjustments, net of tax of $8,146	—	—	—	—	30,230	30,230
Cross-currency swap	—	—	—	—	(22,849)	(22,849)
Cash dividends ($1.16 per share)	—	—	—	(106,325)	—	(106,325)
Repurchases of common stock	(5,085)	(5,085)	—	(207,690)	—	(212,775)
Stock-based compensation	887	887	34,427	—	—	35,314
Balance, July 1, 2023	91,504	91,504	1,691,334	3,378,212	(409,381)	4,751,669
Net income	—	—	—	498,699	—	498,699
Translation adjustments and other	—	—	—	—	(60,434)	(60,434)
Pension liability adjustments, net of tax of $7,648	—	—	—	—	(23,516)	(23,516)
Cross-currency swap	—	—	—	—	6,608	6,608
Cash dividends ($1.24 per share)	—	—	—	(111,963)	—	(111,963)
Repurchases of common stock, including $1,652 of excise tax	(3,293)	(3,293)	—	(163,136)	—	(166,429)
Stock-based compensation	835	835	30,035	—	—	30,870
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income	$498,699	$770,828	$692,379

Non-cash and other reconciling items:
Depreciation and amortization	86,708	88,613	102,326
Amortization of operating lease assets	53,796	54,392	52,881
Deferred income taxes	(9,749)	(37,060)	(52,513)
Stock-based compensation	33,496	38,781	36,738
Other, net	15,800	52,142	34,116
Changes in (net of effects from businesses acquired and divested):
Receivables	316,218	(461,117)	(1,132,039)
Inventories	(51,203)	(1,173,124)	(1,218,871)
Accounts payable	4,496	(75,943)	1,131,225
Accrued expenses and other, net	(258,277)	28,785	134,448
Net cash flows provided by (used for) operating activities	689,984	(713,703)	(219,310)

Cash flows from financing activities:
Issuance of notes, net of discounts	—	498,615	299,973
Repayments of public notes	—	—	(354,336)
Borrowings (repayments) under accounts receivable securitization, net	(140,700)	258,000	274,900
Borrowings (repayments) under senior unsecured credit facility, net	(43,277)	728,182	—
Borrowings (repayments) under bank credit facilities and other debt, net	27,491	(96,209)	235,047
Repurchases of common stock	(162,723)	(221,730)	(184,382)
Dividends paid on common stock	(111,963)	(106,325)	(98,490)
Other, net	(2,627)	(5,777)	(16,653)
Net cash flows (used for) provided by financing activities	(433,799)	1,054,756	156,059

Cash flows from investing activities:
Purchases of property, plant and equipment	(226,478)	(194,674)	(48,900)
Proceeds from liquidation of Company owned life insurance policies	—	—	90,384
Other, net	994	(16,877)	9,815
Net cash flows (used for) provided by investing activities	(225,484)	(211,551)	51,299

Effect of currency exchange rate changes on cash and cash equivalents	(7,990)	5,035	(34,046)

Cash and cash equivalents:
— increase (decrease)	22,711	134,537	(45,998)
— at beginning of period	288,230	153,693	199,691
— at end of period	$310,941	$288,230	$153,693

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

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2024, 2023 and 2022 contain 52 weeks. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Leases — Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 14 years. The Company’s equipment leases are primarily for automobiles, distribution center equipment and office equipment, which are not material to the consolidated financial statements.

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

The Company considers the following indicators amongst others when determining whether it is acting as a principal in the contract where revenue would be recorded on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified products or services; (ii) the Company has control of inventory and the related inventory risk before the specified products have been transferred to a customer or after transfer of control to the customer; and (iii) the Company has discretion in establishing the price for the specified products. If a transaction does not meet the Company’s indicators of being a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has contracts with certain customers where the Company's performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the Company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements primarily relate to the sale of electronic component supply chain services or to a lesser extent supplier software services.

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

Vendor allowances and consideration — Consideration received from suppliers for price protection, product rebates, sell through incentives, marketing/promotional activities, or any other programs are recorded when earned (under the terms and conditions of such supplier programs) as adjustments to product costs or selling, general and administrative expenses, depending upon the nature and contractual requirements related to the consideration received. Some of these supplier programs require management to make estimates and may extend over multiple periods.

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2024, 2023, and 2022, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at June 29, 2024, due to the short-term nature of these assets and liabilities. At June 29, 2024, and July 1, 2023, the Company had $14.1 million and $3.7 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other expense, net” in the Company’s consolidated statements of operations. As of June 29, 2024, the Company’s investment in a venture was $23.5 million.

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

Recently adopted accounting pronouncements — In September 2022, the FASB issued ASU No. 2022-04, Liabilities (subtopic 405-50): Supplier Finance Programs (“ASU No. 2022-04”) to enhance the transparency of certain

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplier finance programs to assist financial statement users in understanding the effect of such programs on a company’s working capital, liquidity, and cash flows. The new guidance requires qualitative and quantitative disclosure sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period, and potential magnitude of such programs. The Company adopted this guidance in the first quarter of fiscal 2024, except for the amendment on roll-forward information, which is effective for the Company in fiscal 2025. The Company’s adoption of ASU No. 2022-04 did not have a material impact on the Company’s consolidated financial statements.

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

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions using of derivative financial instruments (primarily forward foreign exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign exchange contracts is based on Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	June 29,	July 1,
	2024	2023

	(Thousands)
Economic hedges
Prepaid and other current assets	$12,116	$69,104
Accrued expenses and other	$16,957	$68,594
Cross-currency swap
Other liabilities	$16,241	$22,849

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Years Ended
		June 29,	July 1,	July 2,
		2024	2023	2022

		(Thousands)
Economic hedges	Other (expense) income, net	$(31,666)	$40,454	$(37,336)
Cross currency swap	Interest and other financing expense, net	$4,536	$1,635	—

3. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within “Accumulated other comprehensive loss”:

	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Accumulated translation adjustments and other	$(382,801)	$(328,975)	$(370,612)
Accumulated pension liability adjustments, net of income taxes	(103,922)	(80,406)	(110,636)
Total accumulated other comprehensive loss	$(486,723)	$(409,381)	$(481,248)

Substantially all amounts reclassified out of “Accumulated comprehensive loss, net of tax”, to operating expenses during fiscal 2024, 2023, and 2022 related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

During fiscal 2024, the Company repurchased 3.3 million shares under existing programs for a total cost of $164.8 million, excluding excise tax. As of June 29, 2024, the Company had $153.7 million remaining under its new share repurchase authorization.

Common stock dividend

During fiscal 2024, the Company paid dividends of $1.24 per common share and $112.0 million in total.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	June 29,	July 1,
	2024	2023

	(Thousands)
Receivables	$4,499,691	$4,876,631
Allowance for Credit Losses	$(108,504)	$(112,843)

The Company had the following activity in the allowance for credit losses during fiscal 2024 and fiscal 2023:

	June 29,	July 1,
	2024	2023

	(Thousands)
Balance at beginning of the period	$112,843	$113,902
Credit Loss Provisions	12,570	16,798
Credit Loss Recoveries	(1,584)	(931)
Receivables Write Offs	(14,060)	(18,552)
Foreign Currency Effect and Other	(1,265)	1,626
Balance at end of the period	$108,504	$112,843

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business. Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of an Original Equipment Manufacturer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 7% and 8% of inventories as of June 29, 2024, and July 1, 2023, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	June 29, 2024	July 1, 2023

	(Thousands)
Buildings	$137,460	$108,236
Machinery, fixtures and equipment	275,171	259,745
Information technology hardware and software	903,812	884,448
Leasehold improvements	138,757	137,745
Depreciable property, plant and equipment, gross	1,455,200	1,390,174
Accumulated depreciation	(1,144,018)	(1,109,631)
Depreciable property, plant and equipment, net	311,182	280,543
Land	29,365	22,036
Construction in progress	227,622	138,978
Property, plant and equipment, net	$568,169	$441,557

Depreciation expense related to property, plant, and equipment, was $83.6 million, $82.6 million and $87.4 million in fiscal 2024, 2023, and 2022, respectively. Interest expense capitalized during fiscal 2024, 2023, and 2022 was not material.

6. Goodwill

Goodwill

The following table presents the change in goodwill balances by reportable segment for fiscal year 2024.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at July 1, 2023 (1)	$296,829	$483,800	$780,629
Foreign currency translation	(872)	1,227	355
Carrying value at June 29, 2024 (1)	$295,957	$485,027	$780,984
(1)	Includes accumulated impairment of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Short-term debt consists of the following (in thousands):

	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	6.19%	—	$415,100	$—
Other short-term debt	5.43%	5.08%	77,611	70,636
Short-term debt			$492,711	$70,636

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700.0 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.05 billion and $1.27 billion at June 29, 2024, and July 1, 2023, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. There were $415.1 million and $555.8 million borrowings outstanding under the Securitization Program as of June 29, 2024, and as of July 1, 2023, respectively.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (in thousands):

	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	5.99%	$—	$555,800
Credit Facility	5.05%	4.85%	745,480	796,552
Other long-term debt	4.74%	—	22,748	—
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	6.25%	500,000	500,000
Long-term debt before discount and debt issuance costs			2,418,228	3,002,352
Discount and debt issuance costs – unamortized			(11,599)	(14,323)
Long-term debt			$2,406,629	$2,988,029

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of June 29, 2024. At June 29, 2024, and July 1, 2023, there were $0.9 million in letters of credit issued under the Credit Facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2025	$492,711
2026	550,000
2027	—
2028	1,245,480
2029	—
Thereafter	622,748
Subtotal	2,910,939
Discount and debt issuance costs – unamortized	(11,599)
Total debt	$2,899,340

At June 29, 2024, the carrying value and fair value of the Company’s total debt was $2.90 billion and $2.85 billion, respectively. At July 1, 2023, the carrying value and fair value of the Company’s total debt was $3.06 billion and $2.98 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 29, 2024	July 1, 2023

	(Thousands)
Accrued salaries and benefits	$213,641	$253,790
Accrued operating costs	184,007	203,083
Accrued interest and banking costs	34,811	86,162
Accrued restructuring costs	24,660	16,011
Accrued income taxes	46,143	93,521
Accrued property, plant and equipment	20,451	28,771
Accrued other	49,342	71,792
Total accrued expenses and other	$573,055	$753,130

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022

	(Thousands)
Current:
Federal	$50,428	$64,224	$58,512
State and local	4,519	7,865	8,871
Foreign	94,663	173,450	126,522
Total current taxes	149,610	245,539	193,905
Deferred:
Federal	(16,452)	(15,422)	(32,424)
State and local	86	2,606	(22,320)
Foreign	320	(20,675)	1,794
Total deferred taxes	(16,046)	(33,491)	(52,950)
Income tax expense	$133,564	$212,048	$140,955

The tax provision is computed based upon income before income taxes from both U.S. and foreign operations. U.S. income before income taxes was $186.6 million, $250.8 million and, $197.1 million, in fiscal 2024, 2023, and 2022, respectively, and foreign income before income taxes was $445.6 million, $732.1 million, and $636.3 million, in fiscal 2024, 2023, and 2022, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA"). The IRA includes various tax provisions, including a 15% corporate minimum income tax rate ("CAMT"), expanded tax credits for clean energy incentives, and 1% excise tax on corporate stock repurchases. The CAMT is effective for tax periods beginning with fiscal 2024. The company has evaluated the applicability and determined that there is no CAMT liability in fiscal 2024. In addition, the Company purchased $36.6 million of transferable federal tax credits in fiscal 2024.

The Organization for Economic Co-operation and Development (OECD) has recently enacted a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. The Company will be subject to Pillar Two rules starting in fiscal 2025. The Company does not currently expect Pillar Two taxes to have a significant impact on its income tax expense. The Company is continuing to evaluate the potential impacts of proposed and enacted legislative changes as new guidance becomes available.

The Company asserts that all of its unremitted foreign earnings are permanently reinvested, and any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the U.S. federal statutory income tax rate to the effective income tax rates are as follows:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	0.9	0.9	1.1
Tax on foreign income, net of valuation allowances	(2.1)	0.5	(1.7)
Establishment/release of valuation allowances, net of U.S. tax expense	0.8	0.5	(5.8)
Change in unrecognized tax benefit reserves	0.1	(0.5)	(0.6)
Tax audit settlements	0.3	0.3	0.2
Impact of surrender of Company owned life insurance policies	—	—	1.4
Impact on foreign currency translation loss	—	(1.2)	—
Other, net	0.1	0.1	1.3
Effective tax rate	21.1%	21.6%	16.9%

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

Avnet’s effective tax rate on income before income taxes was 21.1% in fiscal 2024 as compared with an effective tax rate of 21.6% on fiscal 2023 income before income taxes. Included in the fiscal 2024 effective tax rate are U.S. state taxes, tax expense related to the increase to valuation allowances against the deferred tax assets and the impact of mix of income in lower tax jurisdictions.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “Other assets” on the consolidated balance sheets, are as follows:

	June 29,	July 1,
	2024	2023

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$207,087	$211,719
Depreciation and amortization	18,501	15,311
Inventories valuation	19,022	11,525
Operating lease liabilities	51,581	56,424
Receivables valuation	18,417	13,946
Interest deductions	51,388	39,175
Various accrued liabilities and other	103,346	101,713
	469,342	449,813
Less — valuation allowances	(216,179)	(207,744)
	253,163	242,069
Deferred tax liabilities:
Operating lease assets	(49,956)	(54,799)
Net deferred tax assets	$203,207	$187,270

The change in valuation allowances in fiscal 2024 from fiscal 2023 was related to a $10.4 million increase resulting from current year activities, and a $2.0 million decrease resulting from changing foreign exchange rates.

As of June 29, 2024, the Company had net operating and capital loss carry-forwards of approximately $988.4 million, of which $15.5 million will expire during fiscal 2025 and fiscal 2026, $211.0 million have expiration dates ranging from fiscal 2027 to fiscal 2043, and the remaining $761.9 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 29, 2024, unrecognized tax benefits were $130.3 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $29.6 million and $27.7 million, net of applicable state tax benefits, as of the end of fiscal 2024 and 2023, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	June 29, 2024	July 1, 2023

	(Thousands)
Balance at beginning of year	$102,841	$109,285
Additions for tax positions taken in prior periods	86	6,086
Reductions for tax positions taken in prior periods	(3,242)	(3,485)
Additions for tax positions taken in current period	6,814	7,523
Reductions related to settlements with taxing authorities	(1,862)	(2,873)
Reductions related to the lapse of applicable statutes of limitations	(3,427)	(14,691)
Adjustments related to foreign currency translation	(549)	996
Balance at end of year	$100,661	$102,841

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. If the actual outcomes differ from the Company’s estimates, there could be an impact on income tax expense in the period in which the position is settled, the applicable statutes of limitations expire, or new information becomes available, as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings beyond the Company’s control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $55.3 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through settlements with the tax authorities. No cash payment related to the settlement of these contingencies is expected.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2016, 2017, 2019 - 2024
Taiwan	2019 - 2024
Hong Kong	2018 - 2024
Germany	2019 - 2024
Singapore	2019 - 2024
Belgium	2021 - 2024
United Kingdom	2021 - 2024
Canada	2017 - 2024

10. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. Employees (the “Plan”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan meets the definition of a defined benefit plan and, as a result, the Company applies ASC 715 pension accounting to the Plan.

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2024 and 2023:

	June 29,	July 1,
	2024	2023

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$471,401	$614,359
Service cost	10,252	12,015
Interest cost	24,579	26,730
Actuarial loss (gain)	1,202	(43,407)
Benefits paid	(36,591)	(21,785)
Settlements paid	—	(116,511)
Benefit obligations at end of year	$470,843	$471,401
Changes in plan assets:
Fair value of plan assets at beginning of year	$504,348	$638,894
Actual return on plan assets	4,948	(4,250)
Benefits paid	(36,591)	(21,785)
Settlements paid	—	(116,511)
Contributions	8,000	8,000
Fair value of plan assets at end of year	$480,705	$504,348
Funded status of the plan recognized as a non-current asset	$9,862	$32,947

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$185,284	$148,867
Unamortized prior service cost	20	23
	$185,304	$148,890
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$36,195	$9,702
Amortization of net actuarial losses	(222)	(2,469)
Amortization of prior service costs	(4)	(4)
Net loss recognized due to benefit obligation settlement	—	(37,350)
	$35,969	$(30,121)

Included in “Accumulated other comprehensive loss” at June 29, 2024, is $185.3 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $5.1 million is expected to be recognized as a component of net periodic pension cost during fiscal 2025.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2024	2023
Discount rate	5.5%	5.4%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 29, 2024. The estimated discount rate in fiscal 2024 and fiscal 2023

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

The weighted-average assumptions used to determine net benefit costs are as follows:

	2024	2023
Discount rate	5.4%	4.6%
Expected return on plan assets	7.0%	7.0%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.0%	4.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Service cost within selling, general and administrative expenses	$10,252	$12,015	$15,007

Interest cost	24,579	26,730	15,787
Expected return on plan assets	(39,941)	(48,860)	(49,135)
Amortization of prior service cost	4	4	4
Recognized net actuarial loss	223	2,469	16,343
Net loss recognized due to benefit obligation settlement	—	37,350	—
Total net periodic pension (benefit) cost within other (expense) income, net	(15,135)	17,693	(17,001)

Net periodic pension (benefit) cost	$(4,883)	$29,708	$(1,994)

The Company made $8.0 million of contributions in fiscal 2024 and fiscal 2023, and expects to make approximately $8.0 million of contributions in fiscal 2025.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2025	$50,415
2026	39,238
2027	40,181
2028	42,244
2029	42,962
2030 through 2034	209,704

The Plan’s assets are held in trust and were invested as follows as of the measurement date at the end of fiscal 2024 and 2023:

	2024	2023
Equity securities	69%	67%
Fixed income debt securities	29%	30%
Cash and cash equivalents	2%	3%

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2025 is currently 7.5%, which is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of June 29, 2024, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of June 29, 2024:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$8,586	$—	$—	$—	$8,586
Return Seeking Investments:
Common stocks	—	—	—	151,936	151,936
Real estate	—	—	—	95,974	95,974
High yield credit and bonds	—	—	—	85,064	85,064
Fixed Income Investments:
U.S. government	—	—	—	102,542	102,542
Corporate	—	—	—	36,603	36,603
Total	$8,586	$—	$—	$472,119	$480,705

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of June 29, 2024.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022
Operating lease cost	$63,514	$67,478	$68,664
Variable lease cost	29,560	21,422	25,737
Total lease cost	$93,074	$88,900	$94,401

Future minimum operating lease payments as of June 29, 2024, are as follows (in thousands):

Fiscal Year
2025	$59,985
2026	50,264
2027	30,700
2028	23,382
2029	18,440
Thereafter	84,000
Total future operating lease payments	266,771
Total imputed interest on operating lease liabilities	(38,892)
Total operating lease liabilities	$227,879

Other information pertaining to operating leases consists of the following:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	7.5	8.2	8.8
Weighted-average discount rate	3.8%	3.8%	3.8%

Supplemental Cash Flow Information (in thousands)
Cash paid for operating lease liabilities	$57,572	$58,111	$57,016
Operating lease assets obtained from new operating lease liabilities	$47,668	$48,038	$28,014

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2024, 2023, and 2022, the Company recorded stock-based compensation expense of $33.5 million, $38.8 million, and $36.7 million, respectively, for all forms of stock-based compensation awards.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock plan

At June 29, 2024, the Company had 5.7 million shares of common stock reserved for stock-based payments, which consisted of 1.0 million shares for unvested or unexercised stock options, 3.4 million shares available for stock-based awards under plans approved by shareholders, and 1.3 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

There were no stock options granted in fiscal 2024 and 2023, and the stock-based compensation expense and unamortized stock-based compensation associated with stock options were not material.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 29, 2024, 1.1 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $32.6 million, $30.5 million, and $29.5 million for fiscal years 2024, 2023, and 2022, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2024:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at July 1, 2023	1,214,120	$37.14
Granted	778,508	47.57
Vested	(829,907)	37.41
Forfeited	(78,134)	42.76
Non-vested restricted stock units at June 29, 2024	1,084,587	$44.02

As of June 29, 2024, there was $21.2 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2024, 2023, and 2022, was $31.0 million, $28.6 million, and $26.6 million, respectively.

Performance share units

During fiscal 2024 and 2023, the Company granted 0.2 million performance share units. The Company granted no performance share units during fiscal 2022. During fiscal 2024, 2023, and 2022, the stock-based compensation expense associated with the performance share units was not material.

13. Commitments and contingencies

From time to time, the Company may become a party to, or be otherwise involved in, various lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of conducting its business. While litigation is

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 29, 2024, and July 1, 2023, the Company had aggregate undiscounted estimated liabilities of $17.2 million and $22.7 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first quarter of fiscal 2024 and during fiscal 2023, the Company recorded gains on legal settlements and other of $86.5 million and $74.4 million, respectively, in connection with the settlements of claims filed against certain manufacturers of capacitors. During fiscal 2024, the Company received $90.7 million in cash, of which $86.5 million related to the gain recognized in the first quarter. During fiscal 2023, the Company received $69.9 million in cash related to fiscal 2023 settlements. Gains from legal settlements were classified as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

14. Earnings per share

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands, except per share data)
Numerator:
Net income	$498,699	$770,828	$692,379

Denominator:
Weighted average common shares for basic earnings per share	90,567	92,043	98,662
Net effect of dilutive stock-based compensation awards	1,270	1,325	1,157
Weighted average common shares for diluted earnings per share	91,837	93,368	99,819
Basic earnings per share	$5.51	$8.37	$7.02
Diluted earnings per share	$5.43	$8.26	$6.94
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	79	140	230

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Provision for credit losses	$12,570	$16,798	$30,788
Periodic pension cost (benefit) (1)	(663)	30,424	(3,449)
Other, net	3,893	4,920	6,777
Total	$15,800	$52,142	$34,116
(1) Included net loss recognized due to benefit obligation settlement of $37,350 in fiscal 2023.

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$20,451	$28,771	$20,275
Non-cash Financing Activities:
Unsettled share repurchases	$2,054	—	$8,955
Supplemental Cash Flow Information:
Interest	$351,374	$261,586	$112,327
Income tax payments, net	$208,585	$216,780	$6,892

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

16. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Millions)
Sales:
Electronic Components	$22,160.0	$24,802.6	$22,503.3
Farnell	1,597.1	1,734.3	1,807.4
	$23,757.1	$26,536.9	$24,310.7
Operating income:
Electronic Components	$947.6	$1,179.6	$872.0
Farnell	64.8	165.5	242.5
	1,012.4	1,345.1	1,114.5
Corporate	(112.3)	(124.2)	(128.9)
Restructuring, integration, and other expenses	(52.6)	(28.0)	(5.3)
Russian-Ukraine conflict related expenses	—	—	(26.3)
Amortization of acquired intangible assets and other	(3.1)	(6.1)	(15.0)
	$844.4	$1,186.8	$939.0
Assets:
Electronic Components	$10,162.8	$10,375.4	$8,863.4
Farnell	1,707.9	1,659.0	1,371.1
Corporate	338.4	442.8	154.0
	$12,209.1	$12,477.2	$10,388.5
Capital expenditures:
Electronic Components	$176.5	$153.4	$25.7
Farnell	49.9	41.2	23.1
Corporate	0.1	0.1	0.1
	$226.5	$194.7	$48.9
Depreciation & amortization expense:
Electronic Components	$60.6	$63.6	$67.7
Farnell	26.0	24.8	31.3
Corporate	0.1	0.2	3.3
	$86.7	$88.6	$102.3
Sales, by geographic area:
Americas	$5,919.2	$6,807.7	$5,896.0
EMEA	8,395.0	9,229.4	7,838.1
Asia	9,442.9	10,499.8	10,576.6
	$23,757.1	$26,536.9	$24,310.7
Property, plant and equipment, net, by geographic area:
Americas	$109.7	$105.3	$115.4
EMEA	435.3	310.9	170.1
Asia	23.2	25.4	29.7
	$568.2	$441.6	$315.2

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by country are as follows:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Millions)
Sales:
Germany	$3,240.3	$3,892.2	$3,158.0
Belgium	1,422.6	1,549.6	1,367.1
Taiwan	4,032.4	4,233.3	4,635.0
China (including Hong Kong)	3,206.7	3,395.8	3,375.4
Singapore	1,298.4	1,497.0	1,317.1
Other	5,030.8	5,623.8	4,981.4
Total foreign	$18,231.2	$20,191.7	$18,834.0
United States	$5,525.9	$6,345.2	$5,476.7
Total	$23,757.1	$26,536.9	$24,310.7

Property, plant and equipment, net, by country are as follows:

	Years Ended
	June 29,	July 1,	July 2,
	2024	2023	2022

	(Millions)
Property, plant and equipment, net:
Germany	$307.7	$196.0	$67.6
United Kingdom	105.7	92.6	79.8
Belgium	14.0	15.5	16.7
Other	33.7	35.6	38.7
Total foreign	$461.1	$339.7	$202.8
United States	$107.1	$101.9	$112.4
Total	$568.2	$441.6	$315.2

17. Restructuring expenses

Fiscal 2024

During fiscal 2024, the Company incurred restructuring expenses primarily related to headcount reductions including from the planned closure of certain distribution centers intended to reduce future operating expenses. The following table presents the activity incurred during fiscal 2024:

		Asset
	Severance	Impairments	Other	Total

	(Thousands)
Fiscal 2024 restructuring expenses	$38,493	$392	$582	$39,467
Cash payments	(14,549)	—	(582)	(15,131)
Non-cash amounts	—	(392)	—	(392)
Other, principally foreign currency translation	(106)	—	—	(106)
Balance at June 29, 2024	$23,838	$—	$—	$23,838

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance expense recorded in fiscal 2024 related to the reduction, or planned reduction, of approximately 630 employees, primarily in operations, distribution centers, and business support functions. Of the $39.5 million in restructuring expenses recorded in fiscal 2024, $24.3 million related to EC, $9.7 million related to Farnell, and $5.5 million related to Corporate. The Company expects the majority of the remaining severance amounts to be paid by the end of December 2024

Fiscal 2023

During fiscal 2023, the Company incurred restructuring expenses primarily related headcount reductions and planned closure of certain distribution centers intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by the end of 2024. The following table presents the activity during fiscal 2024 related to the remaining restructuring liabilities established during fiscal 2023:

		Facility
	Severance	Exit Costs	Total

	(Thousands)
Balance at July 1, 2023	$15,507	$504	$16,011
Cash payments	(15,316)	—	(15,316)
Other, principally foreign currency translation	125	2	127
Balance at June 29, 2024	$316	$506	$822

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2024. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 29, 2024.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 29, 2024, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2024, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, employees, and designated contractors, as well as by the Company itself. The Company believes that the policy is reasonably designed to promote compliance with applicable law and exchange listing standards regarding insider trading. A copy of the policy is filed as Exhibit 19.1 to the Annual Report.

Other information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 22, 2024.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 22, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 22, 2024.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 22, 2024.

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

10.5

Form of Indemnity Agreement between the Company and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023).

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

(8) Amendment No. 7 to the Fourth Amended and Restated Receivables Purchase Agreement, dated May 12, 2023, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the companies and financial institutions party thereto (incorporated herein by reference to Exhibit 10.17B8 to the Company’s Annual Report on Form 10-K filed on August 18, 2023).

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

19.1	*	Insider Trading Policy, updated as of June 1, 2024.

21.1	*	List of subsidiaries of the Company as of June 29, 2024.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Amended and Restated Incentive-Based Compensation Recoupment Policy, effective as of July 1, 2023.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 29, 2024, July 1, 2023, and July 2, 2022

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2024
Allowance for credit losses	$112,843	$12,570		$—		$(16,909)	(a)	$108,504
Valuation allowance on tax loss carry-forwards	207,744	10,462	(b)	(2,027)	(c)	—		216,179
Fiscal 2023
Allowance for credit losses	113,902	16,798		—		(17,857)	(a)	112,843
Valuation allowance on tax loss carry-forwards	207,889	4,530	(b)	(4,675)	(c)	—		207,744
Fiscal 2022
Allowance for credit losses	88,160	47,990	(d)	—		(22,248)	(a)	113,902
Valuation allowance on tax loss carry-forwards	293,569	(65,208)	(e)	(20,472)	(f)	—		207,889
(a)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(b)	Primarily represents impact of current year activities.
(c)	Primarily related to impact of foreign currency exchange on valuation allowances.
(d)	Amount includes $17,202 of credit loss provisions associated with accounts receivable from Russian customers that are no longer considered collectible.
(e)	Primarily represents net release of valuation allowance and impact of current year activities.
(f)	Primarily related to impact of pension-related other comprehensive income and foreign currency exchange on valuation allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 14, 2024	By:	/s/ PHILIP R. GALLAGHER
Philip R. Gallagher
Chief Executive Officer

Each person whose signature appears below hereby authorizes and appoints each of Phil R. Gallagher and Kenneth A. Jacobson his or her attorneys-in-fact, for him or her in all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2024.

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