Form 10-Q
period 2024-09-28
AVNET INC
filed 2024-11-01
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

As of October 25, 2024, the total number of shares outstanding of the registrant’s Common Stock was 86,940,948 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28,	June 29,
	2024	2024

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$267,521	$310,941
Receivables	4,575,854	4,391,187
Inventories	5,614,102	5,468,730
Prepaid and other current assets	221,767	199,694
Total current assets	10,679,244	10,370,552
Property, plant and equipment, net	584,119	568,169
Goodwill	818,858	780,984
Operating lease assets	211,736	208,971
Other assets	303,607	280,471
Total assets	$12,597,564	$12,209,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$524,055	$492,711
Accounts payable	3,588,033	3,345,510
Accrued expenses and other	580,257	573,055
Short-term operating lease liabilities	55,538	53,993
Total current liabilities	4,747,883	4,465,269
Long-term debt	2,430,730	2,406,629
Long-term operating lease liabilities	175,330	173,886
Other liabilities	205,886	237,859
Total liabilities	7,559,829	7,283,643
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 87,253,739 shares and 89,045,996 shares, respectively	87,254	89,046
Additional paid-in capital	1,736,027	1,721,369
Retained earnings	3,533,854	3,601,812
Accumulated other comprehensive loss	(319,400)	(486,723)
Total shareholders’ equity	5,037,735	4,925,504
Total liabilities and shareholders’ equity	$12,597,564	$12,209,147

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands, except per share amounts)
Sales	$5,604,152	$6,335,648
Cost of sales	4,996,785	5,587,542
Gross profit	607,367	748,106
Selling, general and administrative expenses	438,791	487,286
Restructuring, integration, and other expenses	26,351	7,051
Operating income	142,225	253,769
Other (expense) income, net	(3,043)	5,960
Interest and other financing expenses, net	(64,444)	(70,796)
Gain on legal settlements and other	—	86,499
Income before taxes	74,738	275,432
Income tax expense	15,782	66,164
Net income	$58,956	$209,268

Earnings per share:
Basic	$0.67	$2.29
Diluted	$0.66	$2.25

Shares used to compute earnings per share:
Basic	88,092	91,495
Diluted	89,392	93,178
Cash dividends paid per common share	$0.33	$0.31

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Net income	$58,956	$209,268
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	185,833	(107,036)
Cross-currency swap	(19,610)	11,808
Pension adjustments	1,100	1,467
Total other comprehensive income (loss), net of tax	167,323	(93,761)
Total comprehensive income, net of tax	$226,279	$115,507

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504
Net income	—	—	—	58,956	—	58,956
Other comprehensive income	—	—	—	—	167,323	167,323
Cash dividends	—	—	—	(28,861)	—	(28,861)
Repurchases of common stock	(1,888)	(1,888)	—	(98,053)	—	(99,941)
Stock-based compensation	96	96	14,658	—	—	14,754
Balance, September 28, 2024	87,254	$87,254	$1,736,027	$3,533,854	$(319,400)	$5,037,735

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	$90,984	$1,702,065	$3,532,676	$(503,142)	$4,822,583

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$58,956	$209,268

Non-cash and other reconciling items:
Depreciation and amortization	19,883	21,517
Amortization of operating lease assets	13,926	13,271
Deferred income taxes	(17,572)	5,575
Stock-based compensation	10,987	9,355
Other, net	19,337	(20,171)
Changes in (net of effects from businesses acquired and divested):
Receivables	(94,393)	30,190
Inventories	(29,230)	(371,604)
Accounts payable	213,610	111,489
Accrued expenses and other, net	(89,179)	(50,184)
Net cash flows provided by (used for) operating activities	106,325	(41,294)

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	27,900	(92,100)
(Repayments) borrowings under senior unsecured credit facility, net	(11,353)	243,613
Repayments under bank credit facilities and other debt, net	(824)	(133)
Repurchases of common stock	(99,995)	(24,324)
Dividends paid on common stock	(28,861)	(28,320)
Other, net	3,766	1,414
Net cash flows (used for) provided by financing activities	(109,367)	100,150

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,776)	(76,089)
Other, net	330	300
Net cash flows used for investing activities	(31,446)	(75,789)

Effect of currency exchange rate changes on cash and cash equivalents	(8,932)	7,382

Cash and cash equivalents:
— decrease	(43,420)	(9,551)
— at beginning of period	310,941	288,230
— at end of period	$267,521	$278,679

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, comprehensive income, and cash flows. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to fiscal 2024 balances to correspond to the fiscal 2025 consolidated financial statement presentation.

Preparing financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

Interim results of operations do not necessarily indicate the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”) requiring enhanced segment disclosures primarily through increased disclosures about significant segment expenses. ASU No. 2023-07 will be effective for the Company in fiscal year 2025, and interim periods beginning in fiscal year 2026 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-07 on its disclosures.

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	September 28,	June 29,
	2024	2024

	(Thousands)
Receivables	$4,688,102	$4,499,691
Allowance for Credit Losses	$(112,248)	$(108,504)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first quarters of fiscal 2025 and fiscal 2024:

	September 28,	September 30,
	2024	2023

	(Thousands)
Balance at beginning of the period	$108,504	$112,843
Credit Loss Provisions	1,552	4,157
Credit Loss Recoveries	10	(364)
Receivables Write Offs	(1,170)	(959)
Foreign Currency Effect and Other	3,352	(2,188)
Balance at end of the period	$112,248	$113,489

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business. Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 6% of inventories as of September 28, 2024, and approximately 7% of inventories as of June 29, 2024.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first quarter ended September 28, 2024.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 29, 2024 (1)	$295,957	$485,027	$780,984
Foreign currency translation	8,111	29,763	37,874
Carrying value at September 28, 2024 (1)	$304,068	$514,790	$818,858
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	September 28,	June 29,	September 28,	June 29,
	2024	2024	2024	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2024)	5.70%	6.19%	$443,000	$415,100
Other short-term debt	4.62%	5.43%	81,055	77,611
Short-term debt			$524,055	$492,711

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.01 billion and $1.05 billion at September 28, 2024, and June 29, 2024, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	September 28,	June 29,	September 28,	June 29,
	2024	2024	2024	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Credit Facility (due August 2027)	5.05%	5.05%	$768,612	$745,480
Other long-term debt	4.74%	4.74%	23,059	22,748
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
March 2028	6.25%	6.25%	500,000	500,000
Long-term debt before discount and debt issuance costs			2,441,671	2,418,228
Discount and debt issuance costs – unamortized			(10,941)	(11,599)
Long-term debt			$2,430,730	$2,406,629

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in August 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of September 28, 2024, and June 29, 2024, there were $0.9 million in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of September 28, 2024, and June 29, 2024.

As of September 28, 2024, the carrying value and fair value of the Company’s total debt was $2.95 billion. At June 29, 2024, the carrying value and fair value of the Company’s total debt was $2.90 billion and $2.85 billion, respectively. Fair value for public notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

5. Derivative financial instruments

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. This foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase from suppliers. The Company’s transactions are denominated primarily in the following currencies: U.S. Dollar, Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar, Canadian Dollar, and Mexican Peso. The Company also, to a lesser extent, has foreign operations transactions in other EMEA and Asian foreign currencies.

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

The Company has a fixed-to-fixed rate cross currency swap (the “cross-currency swap”) with a notional amount of $500.0 million, or €472.6 million, that is set to mature in March 2028. The Company designated this derivative contract as a net investment hedge of its European operations and elected the spot method for measuring hedge effectiveness. Changes in fair value of the cross-currency swap is presented in “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts related to the cross-currency swap recognized directly in net income represent net periodic interest settlements and accruals, which are recognized in “Interest and other financing expenses, net,” on the consolidated statements of operations. The fair value of the cross-currency swaps is based on Level 2 criteria under the ASC 820 fair value hierarchy.

The Company uses these derivative financial instruments to manage risks associated with foreign currency exchange rates and interest rates. The Company does not enter derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	September 28,	June 29,
	2024	2024

	(Thousands)
Economic hedges
Prepaid and other current assets	$11,990	$12,116
Accrued expenses and other	$17,073	$16,957
Cross-currency swap
Other liabilities	$35,851	$16,241

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		First Quarters Ended
		September 28,	September 30,
		2024	2023

		(Thousands)
Economic hedges	Other (expense) income, net	$24,037	$(2,103)
Cross currency swap	Interest and other financing expense, net	$701	$1,013

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

As of September 28, 2024, and June 29, 2024, the Company had aggregate estimated liabilities of $13.7 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first quarter of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors, which was also realized in cash that same quarter.

7. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s effective tax rate on its income before taxes was 21.1% in the first quarter of fiscal 2025. During the first quarter of fiscal 2025, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves and audit settlements, (ii) the mix of income in higher tax jurisdictions, and (iii) increases to valuation allowances, partially offset by (iv) increases in tax attribute carryforwards.

During the first quarter of fiscal 2024, the Company’s effective tax rate on its income before taxes was 24.0%. During the first quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves net of settlements, (ii) U.S. state taxes, and (iii) the mix of income in higher tax jurisdictions.

The Pillar Two rules published by the Organization for Economic Co-operation and Development (OECD) are effective for the Company in fiscal year 2025. The company does not expect Pillar Two taxes to have a significant impact on its income tax expense and is closely monitoring the potential impacts of further legislation, regulatory guidance, and regulations issued in the countries in which the Company does business.

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Service cost within selling, general and administrative expenses	$2,870	$2,563

Interest cost	6,183	6,145
Expected return on plan assets	(10,438)	(9,985)
Amortization of prior service cost	1	1
Recognized net actuarial loss	1,285	56
Total net periodic pension benefit within other (expense) income, net	(2,969)	(3,783)

Net periodic pension benefit	$(99)	$(1,220)

The Company made $4.0 million of contributions during the first quarter of fiscal 2025 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2025.

9. Shareholders’ equity

Share repurchase program

In August 2024, the Company’s Board of Directors approved an increase in the Company’s existing share repurchase plan. With this increase, the Company is authorized to repurchase up to an aggregate of $600 million of common stock. During the first quarter of fiscal 2025, the Company repurchased 1.9 million shares for a total cost of $99.0 million, excluding excise tax. As of September 28, 2024, the Company had $566.6 million remaining under its increased share repurchase authorization.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common stock dividend

In August 2024, the Company’s Board of Directors approved a dividend of $0.33 per common share and dividend payments of $28.9 million were made in September 2024.

10. Earnings per share

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands, except per share data)
Numerator:
Net income	$58,956	$209,268

Denominator:
Weighted average common shares for basic earnings per share	88,092	91,495
Net effect of dilutive stock-based compensation awards	1,300	1,683
Weighted average common shares for diluted earnings per share	89,392	93,178
Basic earnings per share	$0.67	$2.29
Diluted earnings per share	$0.66	$2.25
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	122

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$15,514	$13,967
Non-cash Financing Activities:
Unsettled share repurchases	$1,011	$2,718
Supplemental Cash Flow Information:
Interest	$71,856	$81,446
Income tax payments, net	$75,716	$78,357

Included in cash and cash equivalents as of September 28, 2024, and June 29, 2024, was $21.3 million and $14.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Sales
Electronic Components	$5,257,058	$5,914,405
Farnell	347,094	421,243
	5,604,152	6,335,648
Operating income:
Electronic Components	$197,369	$272,751
Farnell	1,859	17,671
	199,228	290,422
Corporate expenses	(30,284)	(28,724)
Restructuring, integration, and other expenses	(26,351)	(7,051)
Amortization of acquired intangible assets	(368)	(878)
Operating income	$142,225	$253,769

Sales, by geographic area:
Americas	$1,329,884	$1,573,521
EMEA	1,668,169	2,308,051
Asia	2,606,099	2,454,076
Sales	$5,604,152	$6,335,648

13. Restructuring expenses

Fiscal 2025

During fiscal 2025, the Company executed certain restructuring actions to reduce future operating expenses including specific restructuring actions to reduce expenses within the Farnell operating group. The following table presents the activity during the first quarter of fiscal 2025 related to the restructuring liabilities established during fiscal 2025:

		Facility	Asset
	Severance	Exit Costs	Impairments	Total

	(Thousands)
Fiscal 2025 restructuring expenses	$3,353	$5,228	$14,904	$23,485
Cash payments	(1,684)	(5,217)	—	(6,901)
Non-cash amounts	—	(11)	(14,904)	(14,915)
Other, principally foreign currency translation	30	—	—	30
Balance at September 28, 2024	$1,699	$—	$—	$1,699

Severance expense recorded in the first quarter of fiscal 2025 related to the reduction, or planned reduction, of approximately 40 employees, primarily in operations, distribution centers, and business support functions. Of the $23.5

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million in restructuring expenses recorded in the first quarter of fiscal 2025, $2.7 million related to EC, and $20.8 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of 2024.

Fiscal 2024

During fiscal 2024, the Company incurred restructuring expenses primarily related to headcount reductions including from the planned closure of certain distribution centers intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2025. The following table presents the activity during the first quarter of fiscal 2025 related to the remaining restructuring liabilities established during fiscal 2024:

Severance
(Thousands)
Balance at June 29, 2024	$23,838
Cash payments	(7,023)
Changes in estimates, net	(127)
Other, principally foreign currency translation	40
Balance at September 28, 2024	$16,728

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. Many of these statements can be found by looking for words like “continue,” “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to repatriating cash, foreign currency fluctuations, inflation, duties and taxes, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crises, warehouse modernization, and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended September 28, 2024, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	September 28,	September 30,
	2024	2023

	(Thousands)
Operating income	$142,225	$253,769
Restructuring, integration, and other expenses	26,351	7,051
Amortization of acquired intangible assets	368	878
Adjusted operating income	$168,944	$261,698

Management believes that providing this additional information is useful to financial statement users to better assess and understand operating performance, especially when comparing results with prior periods or forecasting performance for future periods, primarily because management typically monitors the business with and without these adjustments to GAAP results. Management also uses these non-GAAP measures to establish operational goals and, in many cases, for measuring performance for compensation purposes. However, any analysis of results on a non-GAAP basis should be used in conjunction with results presented in accordance with GAAP.

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

Industry outlook

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen elevated inventory levels and decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain, although the Company had year over year sales growth in the Asia region during the first quarter of fiscal 2025. The Company expects sales in the second quarter of fiscal 2025 to be down 4% to up 2% as compared to the first quarter of fiscal 2025.

Results of Operations

	Quarters Ended
	Q1 2025	Q1 2024	Variance		Variance %

Sales	$5,604	$6,336	$(731)		(11.6)%
Gross profit	607	748	(141)		(18.8)%
Selling, general and administrative expenses	439	487	(48)		(10.0)%
Restructuring, integration, and other expenses	26	7	19		273.7%
Operating income	142	254	(112)		(44.0)%
Adjusted operating income	169	262	(93)		(35.4)%
Other (expense) income, net	(3)	6	(9)		(151.1)%
Interest and other financing expenses, net	(64)	(71)	6		(9.0)%
Gain on legal settlements and other	—	86	(86)		(100.0)%
Income tax expense	16	66	(50)		(76.2)%
Net income	59	209	(150)		(71.8)%
Diluted earnings per share	0.66	2.25	(1.59)		(70.7)%

Other Metrics
Gross profit margin	10.8%	11.8%	(97)	bps	(1.0)%
Operating income margin	2.5%	4.0%	(147)	bps	(1.5)%
Adjusted operating income margin	3.0%	4.1%	(112)	bps	(1.1)%
Effective tax rate	21.1%	24.0%	(290)	bps	(2.9)%

Sales

The following table presents the percentage change in sales for the first quarter of fiscal 2025 as compared to fiscal 2024, by geographic region and operating group.

	Quarter Ended
	September 28, 2024
		Sales
		Year-Year %
	Sales	Change in
	Year-Year %	Constant
	Change	Currency
Avnet	(11.6)%	(11.7)%
Avnet by region
Americas	(15.5)%	(15.5)%
EMEA	(27.7)%	(28.4)%
Asia	6.2%	6.4%
Avnet by operating group
EC	(11.1)%	(11.2)%
Farnell	(17.6)%	(18.2)%

Sales of $5.60 billion for the first quarter of fiscal 2025 decreased $731.5 million, or 11.6%, as compared to $6.34 billion for the same quarter last year, primarily due to reduced demand for electronic components resulting from the current market downturn in the electronic components industry.

EC sales of $5.26 billion in the first quarter of fiscal 2025 decreased $657.3 million, or 11.1%, from the prior year first quarter sales of $5.91 billion, with the Americas and EMEA regions contributing to the decrease offset by sales growth in the Asia region. The decrease in sales is primarily due to sales volume decreases due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components.

Farnell sales for the first quarter of fiscal 2025 were $347.1 million, reflecting a decrease of $74.1 million, or 17.6%, compared to the same period in the prior year. Farnell sales in constant currency for the first quarter of fiscal 2025 decreased by 18.2% year over year. The decrease in sales in the first quarter of fiscal 2025 is primarily due to lower demand for on-the-board electronic components.

Gross Profit

The Company’s gross profit is primarily affected by sales volume and product and geographic sales mix. Gross profit for the first quarter of fiscal 2025 was $140.7 million, or 18.8% lower than the first quarter of fiscal 2024. This decrease is primarily due to sales volume decreases in both operating groups.

Gross profit margin decreased by 97 basis points to 10.8% for the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024. The decrease in gross profit margin is primarily due to shifts in geographic sales mix. Sales in the higher gross profit margin western regions represented approximately 53% of sales in the first quarter of fiscal 2025, versus 61% during the first quarter of fiscal 2024.

EC gross profit margin decreased year over year largely due to the change in geographic mix and from an increase in product mix to lower margin electronic components. Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) decreased $48.5 million or 10.0% from the first quarter of fiscal 2024. The decrease in SG&A expenses is primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above and from restructuring actions, slightly offset by the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2025, SG&A expenses were 7.8% of sales and 72.2% of gross profit, as compared with 7.7% and 65.1%, respectively, in the first quarter of fiscal 2024. The year-over-year increases in SG&A expenses as a percentage of both sales and gross profit are primarily due to the decrease in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

Restructuring, Integration, and Other Expenses

In fiscal 2024, the Company initiated a restructuring plan to improve operating income by reducing SG&A expenses including within the Farnell operating group. In the first quarter of fiscal 2025, these efforts continued, leading to $23.5 million in restructuring, integration, and other expenses primarily for Farnell. Additionally, the Company incurred $2.9 million in distribution center start-up integration costs, primarily in EC EMEA.

As a result of these initiatives, the Company recorded total restructuring, integration, and other expense in the first quarter of fiscal 2025 of $26.4 million comprised of severance and other employee-related expenses of $3.4 million for reductions of approximately 40 employees across the Company, $5.2 million of facility exit costs primarily related to an office closure in the Americas, $14.9 million of asset impairments, and $2.9 million of integration and other costs. The after-tax impact of restructuring, integration, and other expenses were $19.7 million and $0.22 per share on a diluted basis.

Comparatively, the Company recorded restructuring, integration, and other expenses of $7.1 million during the first quarter of fiscal 2024 consisting of severance costs of $2.7 million, and other expenses of $4.4 million.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the first quarter of fiscal 2025 was $142.2 million, a decrease of $111.5 million or 44.0%, year over year. Operating income margin for the first quarter of fiscal 2025 was 2.5%, a decrease of 147 basis points compared to 4.0% in the first quarter of fiscal 2024. The decreases in operating income and operating income margin are primarily due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses, and restructuring, integration and other expenses, as discussed above. Adjusted operating income for the first quarter of fiscal 2025 was $168.9 million, a decrease of $92.8 million, or 35.4%.

Comparing the first quarter of fiscal 2025 to the first quarter of fiscal 2024, EC operating income decreased 27.6% to $197.4 million, and EC operating income margin decreased 86 basis points to 3.8%, with decreases in the Americas and EMEA regions offset by an improvement in the Asia region. Farnell operating income decreased 89.5% to $1.9 million in the first quarter of fiscal 2025 and Farnell operating income margin decreased 366 basis points year over year to 0.5%. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses. Corporate operating expenses were $30.3 million in the first quarter of fiscal 2025, an increase of 5.4% when compared with $28.7 million in the first quarter of fiscal 2024.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses in the first quarter of fiscal 2025 were $64.4 million, a decrease of $6.4 million as compared to $70.8 million in the first quarter of fiscal 2024. The decrease in interest and other financing expenses in the first quarter of fiscal 2025 compared to fiscal 2024 is primarily a result of lower outstanding borrowings and average borrowing rates.

The Company had other expenses of $3.0 million in the first quarter of fiscal 2025 compared to other income of $6.0 million in the first quarter of fiscal 2024. The increase in other expenses in the first quarter of fiscal 2025 is primarily due to foreign currency translation losses.

Gain on Legal Settlements and other

During the first quarter of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors.

Income Tax

Income tax expenses were $15.8 million for the first quarter of fiscal 2025, reflecting an effective tax rate of 21.1% compared to $66.2 million, reflecting an effective tax rate of 24.0% in the first quarter of fiscal 2024. The decrease in the effective tax rate for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 was primarily due to the increases in tax attribute carryforwards, partially offset by the mix of income in higher tax jurisdictions. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the factors described above, the Company’s net income for the first quarter of fiscal 2025 was $59.0 million, or $0.66 per share on a diluted basis, as compared with $209.3 million, or $2.25 per share on a diluted basis, in the first quarter of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash provided by operating activities was $106.3 million for the first quarter of fiscal 2025, compared to net cash used by operating activities of $41.3 million for the first quarter of fiscal 2024. The $147.6 million increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have begun to be more in line with sales, offset by lower cash provided by net income. Cash generated from working capital and other was $0.8 million during the first quarter of fiscal 2025, compared to cash used of $280.1 million during the first quarter of fiscal 2024, with the difference attributable primarily to inventories. During the first quarter of fiscal 2025, the Company used less cash to purchase inventory due to inventory levels already being elevated and because of lower sales. The Company also had increases in accounts receivable due to timing of sales and collections when compared to the prior year. The Company received $86.1 million of cash from legal settlements during the first quarter of fiscal 2024.

Financing Activities

Net borrowings of debt totaled $15.7 million during the first quarter of fiscal 2025, including net proceeds of $27.9 million under the Securitization Program, offset by net repayments of $11.4 million under the Credit Facility and $0.8 million for other debt. This compares to $151.4 million of net borrowing during the first quarter of the prior fiscal year. The Company paid cash dividends to shareholders of $0.33 per share, or $28.9 million, during the first quarter of fiscal 2025 as compared to $0.31 per share, or $28.3 million, during the first quarter of fiscal 2024. The Company has repurchased $100.0 million of common stock under the share repurchase plan during the first quarter of fiscal 2025 compared to $24.3 million in the same period of the prior year.

Investing Activities

The Company’s purchases of property, plant and equipment decreased during the first quarter of fiscal 2025 by $44.3 million, when compared to the same period in fiscal 2024, primarily due to distribution center investments in EMEA in the first quarter of fiscal 2024.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. There are no material changes to this information outside of normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding debt as of September 28, 2024. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of September 28, 2024, and June 29, 2024.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2025 was $0.10 billion.

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

Liquidity

The Company held cash and cash equivalents of $267.5 million as of September 28, 2024, of which $230.1 million was held outside the United States. As of June 29, 2024, the Company held cash and cash equivalents of $310.9 million, of which $179.6 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $837.6 million in cash flows from operating activities over the trailing four fiscal quarters ended September 28, 2024.

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

As of the end of the first quarter of fiscal 2025, the Company had a combined total borrowing capacity of $2.20 billion under the Credit Facility and the Securitization Program. There were $768.6 million of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $443.0 million outstanding under the Securitization Program, resulting in approximately $824.7 million of total committed availability as of September 28, 2024. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings. The Company expects to amend and extend the Securitization Program during the second quarter of fiscal 2025 in the normal course of business.

During the first quarter of fiscal 2025, the Company had an average daily balance outstanding of approximately $1.09 billion under the Credit Facility, and approximately $468.4 million under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of September 28, 2024, the Company may repurchase up to an aggregate of $566.6 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the first quarter of fiscal 2025, the Company repurchased $99.0 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2025, the Board of Directors approved a dividend of $0.33 per share, which resulted in $28.9 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 29, 2024, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in the fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of September 28, 2024, approximately 56% of the Company’s debt bears interest at a fixed rate and 44% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $3.2 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2025.

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

During the first quarter of fiscal 2025, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2024, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 28, 2024, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors approved the repurchase plan of up to an aggregate of $600 million of common stock including the increase approved in August 2024. The following table includes the Company’s monthly purchases of the Company’s common stock, excluding excise tax, during the first quarter of fiscal 2025, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
June 30 – July 27	760,000	$52.41	760,000	$113,902,000
July 28 – August 24	633,171	$52.76	633,171	$592,316,000
August 25 – September 28	494,386	$52.01	494,386	$566,605,000

Item 6.	Exhibits
Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: November 1, 2024

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer