Form 10-Q
period 2024-12-28
AVNET INC
filed 2025-01-31
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

As of January 24, 2025, the total number of shares outstanding of the registrant’s Common Stock was 86,504,562 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28,	June 29,
	2024	2024

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$172,136	$310,941
Receivables	4,421,428	4,391,187
Inventories	5,252,466	5,468,730
Prepaid and other current assets	226,326	199,694
Total current assets	10,072,356	10,370,552
Property, plant and equipment, net	564,348	568,169
Goodwill	773,656	780,984
Operating lease assets	202,617	208,971
Other assets	329,954	280,471
Total assets	$11,942,931	$12,209,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,604	$492,711
Accounts payable	3,626,333	3,345,510
Accrued expenses and other	523,628	573,055
Short-term operating lease liabilities	53,495	53,993
Total current liabilities	4,206,060	4,465,269
Long-term debt	2,567,379	2,406,629
Long-term operating lease liabilities	165,813	173,886
Other liabilities	159,776	237,859
Total liabilities	7,099,028	7,283,643
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 86,326,061 shares and 89,045,996 shares, respectively	86,326	89,046
Additional paid-in capital	1,746,774	1,721,369
Retained earnings	3,541,790	3,601,812
Accumulated other comprehensive loss	(530,987)	(486,723)
Total shareholders’ equity	4,843,903	4,925,504
Total liabilities and shareholders’ equity	$11,942,931	$12,209,147

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands, except per share amounts)
Sales	$5,663,384	$6,204,914	$11,267,536	$12,540,562
Cost of sales	5,067,332	5,498,730	10,064,118	11,086,273
Gross profit	596,052	706,184	1,203,418	1,454,289
Selling, general and administrative expenses	436,931	464,692	875,722	951,977
Restructuring, integration, and other expenses	3,794	5,235	30,145	12,286
Operating income	155,327	236,257	297,551	490,026
Other expense, net	(2,645)	(8,397)	(5,687)	(2,437)
Interest and other financing expenses, net	(62,399)	(74,302)	(126,843)	(145,098)
Gain on legal settlements and other	—	—	—	86,499
Income before taxes	90,283	153,558	165,021	428,990
Income tax expense	3,030	35,627	18,812	101,791
Net income	$87,253	$117,931	$146,209	$327,199

Earnings per share:
Basic	$1.00	$1.31	$1.67	$3.60
Diluted	$0.99	$1.28	$1.65	$3.54

Shares used to compute earnings per share:
Basic	86,846	90,253	87,469	90,874
Diluted	88,327	91,792	88,859	92,485
Cash dividends paid per common share	$0.33	$0.31	$0.66	$0.62

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands)
Net income	$87,253	$117,931	$146,209	$327,199
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(252,742)	169,163	(66,909)	62,127
Cross-currency swap	40,485	(24,199)	20,875	(12,391)
Pension adjustments	670	725	1,770	2,192
Total other comprehensive (loss) income, net of tax	(211,587)	145,689	(44,264)	51,928
Total comprehensive (loss) income, net of tax	$(124,334)	$263,620	$101,945	$379,127

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504
Net income	—	—	—	58,956	—	58,956
Other comprehensive income	—	—	—	—	167,323	167,323
Cash dividends	—	—	—	(28,861)	—	(28,861)
Repurchases of common stock	(1,888)	(1,888)	—	(98,053)	—	(99,941)
Stock-based compensation	96	96	14,658	—	—	14,754
Balance, September 28, 2024	87,254	87,254	1,736,027	3,533,854	(319,400)	5,037,735
Net income	—	—	—	87,253	—	87,253
Other comprehensive loss	—	—	—	—	(211,587)	(211,587)
Cash dividends	—	—	—	(28,559)	—	(28,559)
Repurchases of common stock	(947)	(947)	—	(50,758)	—	(51,705)
Stock-based compensation	19	19	10,747	—	—	10,766
Balance, December 28, 2024	86,326	$86,326	$1,746,774	$3,541,790	$(530,987)	$4,843,903

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	90,984	1,702,065	3,532,676	(503,142)	4,822,583
Net income	—	—	—	117,931	—	117,931
Other comprehensive income	—	—	—	—	145,689	145,689
Cash dividends	—	—	—	(27,817)	—	(27,817)
Repurchases of common stock	(1,255)	(1,255)	—	(58,595)	—	(59,850)
Stock-based compensation	31	31	11,816	—	—	11,847
Balance, December 30, 2023	89,760	$89,760	$1,713,881	$3,564,195	$(357,453)	$5,010,383

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 28,	December 30,
	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$146,209	$327,199

Non-cash and other reconciling items:
Depreciation and amortization	36,912	42,727
Amortization of operating lease assets	27,345	26,205
Deferred income taxes	(40,713)	12,599
Stock-based compensation	20,986	19,951
Other, net	20,958	27,181
Changes in (net of effects from businesses acquired and divested):
Receivables	(59,604)	287,320
Inventories	162,328	(610,008)
Accounts payable	312,861	(78,082)
Accrued expenses and other, net	(183,130)	(138,667)
Net cash flows provided by (used for) operating activities	444,152	(83,575)

Cash flows from financing activities:
Borrowings under accounts receivable securitization, net	84,900	58,600
(Repayments) borrowings under senior unsecured credit facility, net	(321,769)	272,747
(Repayments) borrowings under bank credit facilities and other debt, net	(70,793)	30,752
Repurchases of common stock	(152,199)	(86,027)
Dividends paid on common stock	(57,420)	(56,138)
Other, net	4,534	2,665
Net cash flows (used for) provided by financing activities	(512,747)	222,599

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,135)	(158,088)
Other, net	347	373
Net cash flows used for investing activities	(60,788)	(157,715)

Effect of currency exchange rate changes on cash and cash equivalents	(9,422)	3,311

Cash and cash equivalents:
— decrease	(138,805)	(15,380)
— at beginning of period	310,941	288,230
— at end of period	$172,136	$272,850

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. ASU No. 2024-03 will be effective for the Company in fiscal year 2028 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its disclosures.

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	December 28,	June 29,
	2024	2024

	(Thousands)
Receivables	$4,531,785	$4,499,691
Allowance for Credit Losses	$(110,357)	$(108,504)

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2025 and fiscal 2024:

	December 28,	December 30,
	2024	2023

	(Thousands)
Balance at beginning of the period	$108,504	$112,843
Credit Loss Provisions	5,717	6,564
Credit Loss Recoveries	3	(940)
Receivables Write Offs	(2,371)	(3,885)
Foreign Currency Effect and Other	(1,496)	1,225
Balance at end of the period	$110,357	$115,807

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 7% of inventories as of December 28, 2024, and June 29, 2024.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first six months of fiscal 2025.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 29, 2024 (1)	$295,957	$485,027	$780,984
Foreign currency translation	(2,686)	(4,642)	(7,328)
Carrying value at December 28, 2024 (1)	$293,271	$480,385	$773,656
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	December 28,	June 29,	December 28,	June 29,
	2024	2024	2024	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	6.19%	$—	$415,100
Other short-term debt	4.74%	5.43%	2,604	77,611
Short-term debt			$2,604	$492,711

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	December 28,	June 29,	December 28,	June 29,
	2024	2024	2024	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2026)	5.21%	—	$500,000	$—
Credit Facility (due August 2027)	5.19%	5.05%	406,808	745,480
Other long-term debt	4.74%	4.74%	20,834	22,748
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
March 2028	6.25%	6.25%	500,000	500,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,577,642	2,418,228
Discount and debt issuance costs – unamortized			(10,263)	(11,599)
Long-term debt			$2,567,379	$2,406,629

In December 2024, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions, which is now due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $865.3 million and $1.05 billion at December 28, 2024, and June 29, 2024, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in December 2027. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of December 28, 2024, and June 29, 2024, there were $0.9 million in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio not to exceed a certain threshold, which the Company was in compliance with as of December 28, 2024, and June 29, 2024.

In January 2025, the Company extended the Credit Facility until January 2030 and made an amendment to one of the covenants associated with the limitations on certain payments.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 28, 2024, the carrying value and fair value of the Company’s total debt was $2.57 billion and $2.53 billion, respectively. At June 29, 2024, the carrying value and fair value of the Company’s total debt was $2.90 billion and $2.85 billion, respectively. Fair value for public notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions using derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign currency exchange contracts is based on Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	December 28,	June 29,
	2024	2024

	(Thousands)
Economic hedges
Prepaid and other current assets	$10,067	$12,116
Accrued expenses and other	$14,274	$16,957
Cross-currency swap
Other liabilities	—	$16,241
Other assets	$4,634	—

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Second Quarters Ended		Six Months Ended
		December 28,	December 30,	December 28,	December 30,
		2024	2023	2024	2023

		(Thousands)
Economic hedges	Other expense, net	$(11,712)	$(18,631)	$12,325	$(20,733)
Cross currency swap	Interest and other financing expense, net	$1,298	$1,223	$1,999	$2,236

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

As of December 28, 2024, and June 29, 2024, the Company had aggregate estimated liabilities of $13.7 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first six months of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors, which was also realized in cash that same quarter.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 3.4% in the second quarter of fiscal 2025. During the second quarter of fiscal 2025, the Company’s effective tax rate was favorably impacted primarily by increases in tax attribute carryforwards.

During the second quarter of fiscal 2024, the Company’s effective tax rate on its income before taxes was 23.2%. During the second quarter of fiscal 2024, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, partially offset by (iii) the mix of income in lower tax foreign jurisdictions.

For the first six months of fiscal 2025, the Company’s effective tax rate on its income before taxes was 11.4%. The effective tax rate for the first six months of fiscal 2025 was favorably impacted primarily by (i) increases in tax attribute carryforwards, partially offset by (ii) the mix of income in higher tax jurisdictions, and (iii) increases to valuation allowances.

During the first six months of fiscal 2024, the Company’s effective tax rate on its income before taxes was 23.7%. The effective tax rate for the first six months of fiscal 2024 was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves, (ii) U.S. state taxes, and (iii) the mix of income in higher tax foreign jurisdictions.

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

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands)
Service cost within selling, general and administrative expenses	$2,870	$2,563	$5,740	$5,126

Interest cost	6,183	6,144	12,366	12,289
Expected return on plan assets	(10,439)	(9,985)	(20,877)	(19,970)
Recognized net actuarial loss and other	1,287	56	2,573	113
Total net periodic pension benefit within other expense, net	(2,969)	(3,785)	(5,938)	(7,568)

Net periodic pension benefit	$(99)	$(1,222)	$(198)	$(2,442)

The Company made $4.0 million of contributions during the first six months of fiscal 2025 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2025.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders’ equity

Share repurchase program

In August 2024, the Company’s Board of Directors approved an increase in the Company’s existing share repurchase plan. With this increase, the Company is authorized to repurchase up to an aggregate of $600 million of common stock. During the second quarter of fiscal 2025, the Company repurchased 0.9 million shares for a total cost of $51.2 million, excluding excise tax. As of December 28, 2024, the Company had $515.4 million remaining under its increased share repurchase authorization.

Common stock dividend

In November 2024, the Company’s Board of Directors approved a dividend of $0.33 per common share and dividend payments of $28.6 million were made in December 2024.

10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands, except per share data)
Numerator:
Net income	$87,253	$117,931	$146,209	$327,199

Denominator:
Weighted average common shares for basic earnings per share	86,846	90,253	87,469	90,874
Net effect of dilutive stock-based compensation awards	1,481	1,539	1,390	1,611
Weighted average common shares for diluted earnings per share	88,327	91,792	88,859	92,485
Basic earnings per share	$1.00	$1.31	$1.67	$3.60
Diluted earnings per share	$0.99	$1.28	$1.65	$3.54
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	122	—	122

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 28,	December 30,
	2024	2023

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$16,456	$27,049
Supplemental Cash Flow Information:
Interest	$152,752	$175,701
Income tax payments, net	$118,687	$128,843

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in cash and cash equivalents as of December 28, 2024, and June 29, 2024, was $3.4 million and $14.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

12. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands)
Sales
Electronic Components	$5,317,815	$5,812,118	$10,574,874	$11,726,523
Farnell	345,569	392,796	692,662	814,039
	5,663,384	6,204,914	11,267,536	12,540,562
Operating income:
Electronic Components	$181,622	$247,899	$378,990	$520,650
Farnell	3,477	15,710	5,336	33,382
	185,099	263,609	384,326	554,032
Corporate expenses	(25,612)	(21,405)	(55,896)	(50,130)
Restructuring, integration, and other expenses	(3,794)	(5,235)	(30,145)	(12,286)
Amortization of acquired intangible assets	(366)	(712)	(734)	(1,590)
Operating income	$155,327	$236,257	$297,551	$490,026

Sales, by geographic area:
Americas	$1,368,798	$1,588,508	$2,698,682	$3,162,029
EMEA	1,582,805	2,113,550	3,250,975	4,421,601
Asia	2,711,781	2,502,856	5,317,879	4,956,932
Sales	$5,663,384	$6,204,914	$11,267,536	$12,540,562

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Restructuring expenses

Fiscal 2025

During fiscal 2025, the Company executed certain restructuring actions to reduce future operating expenses including specific restructuring actions to reduce expenses within the Farnell operating group. The following table presents the activity during the first six months of fiscal 2025 related to the restructuring liabilities established during fiscal 2025:

		Facility	Asset
	Severance	Exit Costs	Impairments	Total

	(Thousands)
Fiscal 2025 restructuring expenses	$7,679	$5,329	$14,904	$27,912
Cash payments	(4,309)	(5,318)	—	(9,627)
Non-cash amounts	(1,463)	(11)	(14,904)	(16,378)
Other, principally foreign currency translation	(52)	—	—	(52)
Balance at December 28, 2024	$1,855	$—	$—	$1,855

Severance expense recorded in the first six months of fiscal 2025 related to the reduction, or planned reduction, of over 150 employees, primarily in operations, distribution centers, and business support functions. Of the $27.9 million in restructuring expenses recorded in the first six months of fiscal 2025, $3.4 million related to EC, and $24.5 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2025.

Fiscal 2024

During fiscal 2024, the Company incurred restructuring expenses primarily related to headcount reductions including from the planned closure of certain distribution centers intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2025. The following table presents the activity during the first six months of fiscal 2025 related to the remaining restructuring liabilities established during fiscal 2024:

Severance
(Thousands)
Balance at June 29, 2024	$23,838
Cash payments	(10,155)
Changes in estimates, net	(2,459)
Other, principally foreign currency translation	5
Balance at December 28, 2024	$11,229

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

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended December 28, 2024, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2024	2023	2024	2023

	(Thousands)
Operating income	$155,327	$236,257	$297,551	$490,026
Restructuring, integration, and other expenses	3,794	5,235	30,145	12,286
Amortization of acquired intangible assets	366	712	734	1,590
Adjusted operating income	$159,487	$242,204	$328,430	$503,902

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

Industry outlook

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain. The Company expects sales in the third quarter of fiscal 2025 to be down 6% to down 11%, compared to the second quarter of fiscal 2025.

Additionally, the Company’s inventories relative to its sales are higher than they have historically been as a result of this industry downturn. The Company has and may in the future purchase additional inventories from electronic component suppliers, even in an industry downturn, if the Company believes the purchase will benefit the Company’s financial or strategic business objectives.

Results of Operations

	Quarters Ended					Six Months Ended
	Q2 2025	Q2 2024	Variance		Variance %	Q2 2025	Q2 2024	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$5,663	$6,205	$(542)		(8.7)%	$11,268	$12,541	$(1,273)		(10.2)%
Gross profit	596	706	(110)		(15.6)	1,203	1,454	(251)		(17.3)
Selling, general and administrative expenses	437	465	(28)		(6.0)	876	952	(76)		(8.0)
Restructuring, integration, and other expenses	4	5	(1)		(27.5)	30	12	18		145.4
Operating income	155	236	(81)		(34.3)	298	490	(192)		(39.3)
Adjusted operating income	159	242	(83)		(34.2)	328	504	(175)		(34.8)
Other expense, net	(3)	(8)	6		(68.5)	(6)	(2)	(3)		133.4
Interest and other financing expenses, net	(62)	(74)	12		(16.0)	(127)	(145)	18		(12.6)
Gain on legal settlements and other	—	—	—		—	—	86	(86)		(100.0)
Income tax expense	3	36	(33)		(91.5)	19	102	(83)		(81.5)
Net income	87	118	(31)		(26.0)	146	327	(181)		(55.3)
Diluted earnings per share	0.99	1.28	(0.29)		(22.7)	1.65	3.54	(1.89)		(53.4)

Other Metrics
Gross profit margin	10.5%	11.4%	(86)	bps	(0.9)%	10.7%	11.6%	(92)	bps	(0.9)%
Operating income margin	2.7%	3.8%	(107)	bps	(1.1)%	2.6%	3.9%	(127)	bps	(1.3)%
Adjusted operating income margin	2.8%	3.9%	(108)	bps	(1.1)%	2.9%	4.0%	(111)	bps	(1.1)%
Effective tax rate	3.4%	23.2%	(1,984)	bps	(19.8)%	11.4%	23.7%	(1,233)	bps	(12.3)%

Sales

The following table presents the percentage change in sales for the second quarter and first six months of fiscal 2025 as compared to the second quarter and first six months fiscal 2024, by geographic region and operating group.

	Quarter Ended		Six Months Ended
	December 28, 2024
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	(8.7)%	(8.6)%	(10.2)%	(10.1)%
Avnet by region
Americas	(13.8)%	(13.8)%	(14.7)%	(14.7)%
EMEA	(25.1)%	(25.0)%	(26.5)%	(26.8)%
Asia	8.4%	8.6%	7.3%	7.5%
Avnet by operating group
EC	(8.5)%	(8.3)%	(9.8)%	(9.8)%
Farnell	(12.0)%	(12.5)%	(14.9)%	(15.4)%

During the second quarter and first half of fiscal 2025, both operating groups continued to experience a cyclical downturn resulting in lower demand for the Company’s products. Sales of $5.66 billion for the second quarter of fiscal 2025 decreased $541.5 million, or 8.7%, as compared to $6.20 billion for the same quarter last year. Sales for the first six months of fiscal 2025 were $11.27 billion, a decrease of $1.27 billion as compared to sales of $12.54 billion for the first six months of fiscal 2024.

EC sales of $5.32 billion in the second quarter of fiscal 2025 decreased $494.3 million, or 8.5%, from the prior year second quarter sales of $5.81 billion, with the Americas and EMEA regions contributing to the decrease offset by sales growth in the Asia region. The decrease in sales is primarily due to sales volume decreases due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components.

Farnell sales for the second quarter of fiscal 2025 were $345.6 million, reflecting a decrease of $47.2 million, or 12.0%, compared to the same period in the prior year. The decrease in sales in the second quarter of fiscal 2025 is primarily due to lower demand for on-the-board electronic components.

Gross Profit

The Company’s gross profit and gross profit margin are primarily affected by sales volume, product mix, and geographic sales mix. Gross profit for the second quarter of fiscal 2025 was $110.1 million, or 15.6% lower than the second quarter of fiscal 2024. This decrease is primarily due to sales volume decreases in both operating groups and to a lesser extent from the decline in gross profit margin in each operating group.

Gross profit margin decreased by 86 basis points to 10.5% for the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024. The decrease in gross profit margin is primarily due to shifts in geographic sales mix, partially offset by increases in gross margin from certain supplier engagements. Sales in the higher gross profit margin western regions represented approximately 52% of sales in the second quarter of fiscal 2025, versus 60% of sales during the second quarter of fiscal 2024.

EC gross profit margin decreased year over year largely due to the change in geographic mix. Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components.

Gross profit and gross profit margin were $1.20 billion and 10.7%, respectively, for the first six months of fiscal 2025 as compared with $1.45 billion and 11.6%, respectively, for the first six months of fiscal 2024.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) decreased $27.8 million or 6.0% from the second quarter of fiscal 2024. The decrease in SG&A expenses is primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above and from restructuring actions taken by the Company, slightly offset by the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2025, SG&A expenses were 7.7% of sales and 73.3% of gross profit, as compared with 7.5% and 65.8%, respectively, in the second quarter of fiscal 2024. The year-over-year increases in SG&A expenses as a percentage of both sales and gross profit are primarily due to the decrease in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

SG&A expenses for the first six months of fiscal 2025 were $875.7 million, or 7.8% of sales, as compared with $952.0 million, or 7.6% of sales, in the first six months of fiscal 2024. SG&A expenses as a percentage of gross profit for the first six months of fiscal 2025 were 72.8% as compared with 65.5% in the first six months of fiscal 2024.

Restructuring, Integration, and Other Expenses

In fiscal 2024, the Company initiated a restructuring plan to improve operating income by reducing SG&A expenses including within the Farnell operating group. In the second quarter of fiscal 2025, these efforts continued, leading to $4.0 million in restructuring, integration, and other expenses primarily for Farnell.

As a result of these initiatives, the Company recorded total restructuring, integration, and other expense in the second quarter of fiscal 2025 of $3.8 million comprised of severance and other employee-related expenses of $4.3 million, $0.1 million of facility exit costs primarily related to an office closure in the Americas, $1.7 million of integration and other costs, and a benefit of $2.3 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration, and other expenses were $2.7 million and $0.03 per share on a diluted basis.

During the first six months of fiscal 2025, the Company incurred restructuring, integration, and other expense costs of $30.1 million. Restructuring expenses consisted of severance and other employee-related expenses of $7.7 million for reduction of over 150 employees across the Company, $5.3 million of facility exit costs primarily related to an office closure in the Americas, $14.9 million of asset impairments, $4.7 million of integration and other costs, and a benefit of $2.5 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration, and other expenses were $22.3 million and $0.25 per share on a diluted basis.

Comparatively, the Company recorded restructuring, integration, and other expenses of $5.2 million and $12.3 million during the second quarter and first six months of fiscal 2024, respectively.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2025 was $155.3 million, a decrease of $80.9 million or 34.3%, year over year. Operating income margin for the second quarter of fiscal 2025 was 2.7%, a decrease of 107 basis points compared to 3.8% in the second quarter of fiscal 2024. The decreases in operating income and operating income margin are primarily due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses, and restructuring, integration and other expenses, as discussed above. Adjusted operating income for the second quarter of fiscal 2025 was $159.5 million, a decrease of $82.7 million, or 34.2%. Adjusted operating income margin for the second quarter of fiscal 2025 was 2.8% compared to 3.9% in the second quarter of fiscal 2024.

Comparing the second quarter of fiscal 2025 to the second quarter of fiscal 2024, EC operating income decreased 26.7% to $181.6 million, and EC operating income margin decreased 85 basis points to 3.4%, with a decrease in the EMEA region offset by improvements in the Americas and Asia regions. Farnell operating income decreased 77.9% to $3.5 million in the second quarter of fiscal 2025 and Farnell operating income margin decreased 299 basis points year over year to 1.0%. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales without a proportionate decrease in SG&A expenses.

Operating income for the first six months of fiscal 2025 was $297.6 million, a decrease of $192.5 million, from the first six months of fiscal 2024 operating income of $490.0 million. The year-over-year decrease in operating income was primarily due to the decrease in sales, and lower gross profit margin, partially offset by the favorable impact from foreign currency exchange rates. Adjusted operating income for the first six months of fiscal 2025 was $328.4 million, a decrease of $175.5 million or 34.8% from the first six months of fiscal 2024. Operating income margin was 2.6% in the first six months of fiscal 2025, a decrease of 127 basis points compared to 3.9% in the prior year first six months.

Interest and Other Financing Expenses, Net and Other Expense, Net

Interest and other financing expenses in the second quarter of fiscal 2025 were $62.4 million, a decrease of $11.9 million as compared to $74.3 million in the second quarter of fiscal 2024. Interest and other financing expenses in the first six months of fiscal 2025 were $126.8 million, a decrease of $18.3 million, as compared with interest and other financing expenses of $145.1 million in the first six months of fiscal 2024. The decrease in interest and other financing expenses in the second quarter and first six months of fiscal 2025 compared to fiscal 2024 is primarily a result of lower outstanding borrowings and average borrowing rates.

The Company had other expenses of $2.6 million in the second quarter of fiscal 2025 compared to other expenses of $8.4 million in the second quarter of fiscal 2024. The Company had other expenses of $5.7 million in the first six months of fiscal 2025, compared to other expenses of $2.4 million in the first six months of fiscal 2024. The decrease in other expenses in the second quarter and the increase in the first six months of fiscal 2025 is primarily due to differences in foreign currency translation losses.

Gain on Legal Settlements and other

During the first six months of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors.

Income Tax

Income tax expenses for the second quarter and first six months of fiscal 2025 were $3.0 million and $18.8 million, respectively, reflecting an effective tax rate of 3.4% and 11.4%, respectively. In comparison, for the second quarter and first six months of fiscal 2024, income tax expense were $35.6 million and $101.8 million, respectively, reflecting an effective tax rate of 23.2% and 23.7%, respectively. The decrease in the effective tax rate for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 was primarily due to the increases in tax attribute carryforwards and decreases to unrecognized tax benefit reserves. The decrease in the effective tax rate for the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 was primarily due to the increases in tax attribute carryforwards, partially offset by the mix of income in higher tax jurisdictions. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the factors described above, the Company’s net income for the second quarter of fiscal 2025 was $87.3 million, or $0.99 per share on a diluted basis, as compared with $117.9 million, or $1.28 per share on a diluted basis, in the second quarter of fiscal 2024.

As a result of the factors described above, the Company’s net income for the first six months of fiscal 2025 was $146.2 million, or $1.65 per share on a diluted basis, as compared with $327.2 million, or $3.54 per share on a diluted basis, in the first six months of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash provided by operating activities was $444.2 million for the first six months of fiscal 2025, compared to net cash used by operating activities of $83.6 million for the first six months of fiscal 2024. The $527.7 million increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have begun to be more in line with sales, offset by lower cash provided by net income. Cash generated from working capital and other was $232.5 million during the first six months of fiscal 2025, compared to cash used of $539.4 million during the first six months of fiscal 2024, with the difference attributable primarily to reductions in inventory and the timing of payments for inventory purchases. The Company also had increases in accounts receivable due to timing of sales and collections when compared to the prior year. The Company received $86.1 million of cash from legal settlements during the first six months of fiscal 2024.

Financing Activities

Net repayments of debt totaled $307.7 million during the first six months of fiscal 2025, including net repayments of $321.8 million under the Credit Facility and $70.8 million for other debt, offset by net proceeds of $84.9 million under the Securitization Program. This compares to $362.1 million of net borrowing during the first six months of the prior fiscal year. The Company paid cash dividends to shareholders of $0.66 per share, or $57.4 million, during the first six months of fiscal 2025 as compared to $0.62 per share, or $56.1 million, during the first six months of fiscal 2024. The Company has repurchased $152.2 million of common stock under the share repurchase plan during the first six months of fiscal 2025 compared to $86.0 million in the same period of the prior year.

Investing Activities

The Company’s purchases of property, plant and equipment decreased during the first six months of fiscal 2025 by $97.0 million, when compared to the same period in fiscal 2024, primarily due to distribution center investments in EMEA in the first six months of fiscal 2024.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding debt as of December 28, 2024. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 28, 2024, and June 29, 2024.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2025 was $23.4 million.

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

Liquidity

The Company held cash and cash equivalents of $172.1 million as of December 28, 2024, of which $145.1 million was held outside the United States. As of June 29, 2024, the Company held cash and cash equivalents of $310.9 million, of which $179.6 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $1.22 billion in cash flows from operating activities over the trailing four fiscal quarters ended December 28, 2024.

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

As of the end of the second quarter of fiscal 2025, the Company had a combined total borrowing capacity of $2.00 billion under the Credit Facility and the Securitization Program. There were $406.8 million of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $500.0 million outstanding under the Securitization Program, resulting in approximately $1.09 billion of total committed availability as of December 28, 2024. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the second quarter and first six months of fiscal 2025, the Company had an average daily balance outstanding of approximately $1.04 billion and $1.06 billion, respectively, under the Credit Facility, and approximately $498.9 million and $483.6 million, respectively, under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of December 28, 2024, the Company may repurchase up to an aggregate of $515.4 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the second quarter of fiscal 2025, the Company repurchased $51.2 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2025, the Board of Directors approved a dividend of $0.33 per share, which resulted in $28.6 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 28, 2024, approximately 65% of the Company’s debt bears interest at a fixed rate and 35% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.3 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2025.

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

During the second quarter of fiscal 2025, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2024, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 28, 2024, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors approved the repurchase plan of up to an aggregate of $600 million of common stock including the increase approved in August 2024. The following table includes the Company’s monthly purchases of the Company’s common stock, excluding excise tax, during the second quarter of fiscal 2025, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
September 29 – October 26	314,125	$54.15	314,125	$549,596,000
October 27 – November 23	295,862	$53.80	295,862	$533,680,000
November 24 – December 28	336,760	$54.25	336,760	$515,412,000

Item 6.	Exhibits
Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: January 31, 2025

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer