Form 10-Q
period 2025-03-29
AVNET INC
filed 2025-05-02
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of April 25, 2025, the total number of shares outstanding of the registrant’s Common Stock was 83,857,315 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	June 29,
	2025	2024

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,912	$310,941
Receivables	4,095,480	4,391,187
Inventories	5,270,451	5,468,730
Prepaid and other current assets	240,512	199,694
Total current assets	9,795,355	10,370,552
Property, plant and equipment, net	578,744	568,169
Goodwill	795,066	780,984
Operating lease assets	179,254	208,971
Other assets	363,911	280,471
Total assets	$11,712,330	$12,209,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$144,542	$492,711
Accounts payable	3,319,033	3,345,510
Accrued expenses and other	495,270	573,055
Short-term operating lease liabilities	55,537	53,993
Total current liabilities	4,014,382	4,465,269
Long-term debt	2,494,387	2,406,629
Long-term operating lease liabilities	137,806	173,886
Other liabilities	180,788	237,859
Total liabilities	6,827,363	7,283,643
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 84,928,314 shares and 89,045,996 shares, respectively	84,928	89,046
Additional paid-in capital	1,746,781	1,721,369
Retained earnings	3,501,184	3,601,812
Accumulated other comprehensive loss	(447,926)	(486,723)
Total shareholders’ equity	4,884,967	4,925,504
Total liabilities and shareholders’ equity	$11,712,330	$12,209,147

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Sales	$5,315,423	$5,653,591	$16,582,959	$18,194,153
Cost of sales	4,727,570	4,984,318	14,791,688	16,070,591
Gross profit	587,853	669,273	1,791,271	2,123,562
Selling, general and administrative expenses	435,492	467,275	1,311,214	1,419,253
Restructuring, integration, and other expenses	9,110	11,847	39,255	24,132
Operating income	143,251	190,151	440,802	680,177
Other expense, net	(3,992)	(14,707)	(9,680)	(17,144)
Interest and other financing expenses, net	(61,115)	(73,496)	(187,957)	(218,593)
Gain on legal settlements and other	—	—	—	86,499
Income before taxes	78,144	101,948	243,165	530,939
Income tax (benefit) expense	(9,775)	13,114	9,037	114,906
Net income	$87,919	$88,834	$234,128	$416,033

Earnings per share:
Basic	$1.02	$0.98	$2.69	$4.59
Diluted	$1.01	$0.97	$2.65	$4.52

Shares used to compute earnings per share:
Basic	86,014	90,430	86,984	90,726
Diluted	86,876	91,256	88,198	92,075
Cash dividends paid per common share	$0.33	$0.31	$0.99	$0.93

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands)
Net income	$87,919	$88,834	$234,128	$416,033
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	108,071	(89,686)	41,162	(27,559)
Cross-currency swap	(25,912)	11,107	(5,037)	(1,284)
Pension adjustments	902	(25)	2,672	2,167
Total other comprehensive income (loss), net of tax	83,061	(78,604)	38,797	(26,676)
Total comprehensive income, net of tax	$170,980	$10,230	$272,925	$389,357

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504
Net income	—	—	—	58,956	—	58,956
Other comprehensive income	—	—	—	—	167,323	167,323
Cash dividends	—	—	—	(28,861)	—	(28,861)
Repurchases of common stock	(1,888)	(1,888)	—	(98,053)	—	(99,941)
Stock-based compensation	96	96	14,658	—	—	14,754
Balance, September 28, 2024	87,254	87,254	1,736,027	3,533,854	(319,400)	5,037,735
Net income	—	—	—	87,253	—	87,253
Other comprehensive loss	—	—	—	—	(211,587)	(211,587)
Cash dividends	—	—	—	(28,559)	—	(28,559)
Repurchases of common stock	(947)	(947)	—	(50,758)	—	(51,705)
Stock-based compensation	19	19	10,747	—	—	10,766
Balance, December 28, 2024	86,326	86,326	1,746,774	3,541,790	(530,987)	4,843,903
Net income	—	—	—	87,919	—	87,919
Other comprehensive loss	—	—	—	—	83,061	83,061
Cash dividends	—	—		(28,225)	—	(28,225)
Repurchases of common stock	(2,004)	(2,004)		(100,300)	—	(102,304)
Stock-based compensation	606	606	7	—	—	613
Balance, March 29, 2025	84,928	$84,928	$1,746,781	$3,501,184	$(447,926)	$4,884,967

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	209,268	—	209,268
Other comprehensive loss	—	—	—	—	(93,761)	(93,761)
Cash dividends	—	—	—	(28,320)	—	(28,320)
Repurchases of common stock	(559)	(559)	—	(26,484)	—	(27,043)
Stock-based compensation	39	39	10,731	—	—	10,770
Balance, September 30, 2023	90,984	90,984	1,702,065	3,532,676	(503,142)	4,822,583
Net income	—	—	—	117,931	—	117,931
Other comprehensive income	—	—	—	—	145,689	145,689
Cash dividends	—	—	—	(27,817)	—	(27,817)
Repurchases of common stock	(1,255)	(1,255)	—	(58,595)	—	(59,850)
Stock-based compensation	31	31	11,816	—	—	11,847
Balance, December 30, 2023	89,760	89,760	1,713,881	3,564,195	(357,453)	5,010,383
Net income	—	—	—	88,834	—	88,834
Other comprehensive income	—	—	—	—	(78,604)	(78,604)
Cash dividends	—	—	—	(28,017)	—	(28,017)
Stock-based compensation	635	635	(4,134)	—	—	(3,499)
Balance, March 30, 2024	90,395	$90,395	$1,709,747	$3,625,012	$(436,057)	$4,989,097

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 29,	March 30,
	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income	$234,128	$416,033

Non-cash and other reconciling items:
Depreciation and amortization	53,307	64,151
Amortization of operating lease assets	39,963	40,181
Deferred income taxes	(81,950)	12,895
Stock-based compensation	30,449	27,150
Other, net	26,710	7,932
Changes in (net of effects from businesses acquired and divested):
Receivables	310,440	424,437
Inventories	217,568	(311,104)
Accounts payable	(8,785)	(23,247)
Accrued expenses and other, net	(236,802)	(242,698)
Net cash flows provided by operating activities	585,028	415,730

Cash flows from financing activities:
Borrowings (repayments) under accounts receivable securitization, net	84,900	(80,100)
Repayments under senior unsecured credit facility, net	(418,591)	(49,057)
Borrowings under bank credit facilities and other debt, net	63,432	22,884
Repurchases of common stock	(253,490)	(86,027)
Dividends paid on common stock	(85,645)	(84,154)
Other, net	(4,297)	(8,033)
Net cash flows used for financing activities	(613,691)	(284,487)

Cash flows from investing activities:
Purchases of property, plant and equipment	(87,874)	(200,210)
Other, net	10,353	629
Net cash flows used for investing activities	(77,521)	(199,581)

Effect of currency exchange rate changes on cash and cash equivalents	(15,845)	(1,419)

Cash and cash equivalents:
— decrease	(122,029)	(69,757)
— at beginning of period	310,941	288,230
— at end of period	$188,912	$218,473

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires the Company to disclose significant segment expenses, the title and position of the Company’s Chief Operating Decision Maker (CODM), and an explanation of how the Company’s reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. The Company will adopt this guidance in its Annual Report on Form 10-K for the fiscal year ending June 28, 2025. Other than satisfying the enhanced disclosure requirements, the Company does not believe this guidance will have an impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date (“ASU 2025-01”). The guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the financial statement notes at interim and annual reporting periods. ASU No. 2024-03, as clarified by ASU 2025-01, will be effective for the Company in fiscal year 2028 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its disclosures.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	March 29,	June 29,
	2025	2024

	(Thousands)
Receivables	$4,205,593	$4,499,691
Allowance for Credit Losses	$(110,113)	$(108,504)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2025 and fiscal 2024:

	March 29,	March 30,
	2025	2024

	(Thousands)
Balance at beginning of the period	$108,504	$112,843
Credit Loss Provisions	7,680	7,920
Credit Loss Recoveries	477	(812)
Receivables Write Offs	(7,273)	(6,784)
Foreign Currency Effect and Other	725	(642)
Balance at end of the period	$110,113	$112,525

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 6% of inventories as of March 29, 2025, and approximately 7% of inventories as of June 29, 2024.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first nine months of fiscal 2025.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 29, 2024 (1)	$295,957	$485,027	$780,984
Foreign currency translation	2,500	11,582	14,082
Carrying value at March 29, 2025 (1)	$298,457	$496,609	$795,066
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	March 29,	June 29,	March 29,	June 29,
	2025	2024	2025	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	6.19%	$—	$415,100
Other short-term debt	4.28%	5.43%	144,542	77,611
Short-term debt			$144,542	$492,711

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	March 29,	June 29,	March 29,	June 29,
	2025	2024	2025	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2026)	5.17%	—	$500,000	$—
Credit Facility (due January 2030)	5.53%	5.05%	333,014	745,480
Other long-term debt	4.74%	4.74%	20,907	22,748
Public notes due:
April 2026	4.63%	4.63%	550,000	550,000
March 2028	6.25%	6.25%	500,000	500,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,503,921	2,418,228
Discount and debt issuance costs – unamortized			(9,534)	(11,599)
Long-term debt			$2,494,387	$2,406,629

In December 2024, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions, which is due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $790.2 million and $1.05 billion at March 29, 2025, and June 29, 2024, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

In January 2025, the Company amended and extended its five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in January 2030. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of March 29, 2025, and June 29, 2024, there were $0.9 million in letters of credit issued under the Credit Facility.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a minimum leverage ratio, which the Company was in compliance with as of March 29, 2025, and June 29, 2024.

As of March 29, 2025, the carrying value and fair value of the Company’s total debt was $2.64 billion and $2.61 billion, respectively. At June 29, 2024, the carrying value and fair value of the Company’s total debt was $2.90 billion and $2.85 billion, respectively. Fair value for public notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	March 29,	June 29,
	2025	2024

	(Thousands)
Economic hedges
Prepaid and other current assets	$31,908	$12,116
Accrued expenses and other	$19,906	$16,957
Cross-currency swap
Other liabilities	$21,278	$16,241

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Third Quarters Ended		Nine Months Ended
		March 29,	March 30,	March 29,	March 30,
		2025	2024	2025	2024

		(Thousands)
Economic hedges	Other expense, net	$(636)	$(1,134)	$11,690	$(21,867)
Cross currency swap	Interest and other financing expense, net	$1,319	$1,116	$3,318	$3,352

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

As of March 29, 2025, and June 29, 2024, the Company had aggregate estimated liabilities of $11.7 million and $17.2 million, respectively, classified within accrued expenses and other for such compliance-related matters that were reasonably estimable as of such dates.

Gain on Legal Settlements and Other

During the first nine months of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors, which was also realized in cash that same quarter.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was a benefit of 12.5% in the third quarter of fiscal 2025. During the third quarter of fiscal 2025, the Company’s effective tax rate was favorably impacted primarily by (i) increases in tax attribute carryforwards and (ii) the mix of income in jurisdictions.

During the third quarter of fiscal 2024, the Company’s effective tax rate on its income before taxes was 12.9%. During the third quarter of fiscal 2024, the Company’s effective tax rate was favorably impacted primarily by (i) decreases to unrecognized tax benefit reserves net of settlements and (ii) the mix of income in lower tax foreign jurisdictions.

For the first nine months of fiscal 2025, the Company’s effective tax rate on its income before taxes was 3.7%. The effective tax rate for the first nine months of fiscal 2025 was favorably impacted primarily by increases in tax attribute carryforwards that are partially offset by increases to valuation allowances.

During the first nine months of fiscal 2024, the Company’s effective tax rate on its income before taxes was 21.6%. The effective tax rate for the first nine months of fiscal 2024 was unfavorably impacted primarily by (i) the impact of U.S. state taxes, partially offset by (ii) decreases to valuation allowances.

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

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan was as follows:

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands)
Service cost within selling, general and administrative expenses	$2,870	$2,563	$8,610	$7,689

Interest cost	6,183	6,145	18,549	18,434
Expected return on plan assets	(10,438)	(9,986)	(31,315)	(29,956)
Recognized net actuarial loss and other	1,286	57	3,859	170
Total net periodic pension benefit within other expense, net	(2,969)	(3,784)	(8,907)	(11,352)

Net periodic pension benefit	$(99)	$(1,221)	$(297)	$(3,663)

The Company made $6.0 million of contributions during the first nine months of fiscal 2025 and expects to make additional contributions to the Plan of $2.0 million in the fourth quarter of fiscal 2025.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareholders’ equity

Share repurchase program

In August 2024, the Company’s Board of Directors approved an increase in the Company’s existing share repurchase plan. With this increase, the Company is authorized to repurchase up to an aggregate of $600 million of common stock. During the third quarter of fiscal 2025, the Company repurchased 2.0 million shares for a total cost of $101.3 million, excluding excise tax. As of March 29, 2025, the Company had $414.1 million remaining under its increased share repurchase authorization.

Common stock dividend

In February 2025, the Company’s Board of Directors approved a dividend of $0.33 per common share and dividend payments of $28.2 million were made in March 2025.

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands, except per share data)
Numerator:
Net income	$87,919	$88,834	$234,128	$416,033

Denominator:
Weighted average common shares for basic earnings per share	86,014	90,430	86,984	90,726
Net effect of dilutive stock-based compensation awards	862	826	1,214	1,349
Weighted average common shares for diluted earnings per share	86,876	91,256	88,198	92,075
Basic earnings per share	$1.02	$0.98	$2.69	$4.59
Diluted earnings per share	$1.01	$0.97	$2.65	$4.52
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	122	—	122

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 29,	March 30,
	2025	2024

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$10,623	$13,406
Supplemental Cash Flow Information:
Interest	$215,022	$263,735
Income tax payments, net	$205,881	$173,387

Included in cash and cash equivalents as of March 29, 2025, and June 29, 2024, was $3.4 million and $14.1 million, respectively, of cash equivalents, which was primarily comprised of investment grade money market funds and overnight time deposits.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information

Electronic Components (“EC”) and Farnell (“Farnell”) are the Company’s reportable segments (“operating groups”).

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands)
Sales
Electronic Components	$4,948,759	$5,245,771	$15,523,632	$16,972,294
Farnell	366,664	407,820	1,059,327	1,221,859
	5,315,423	5,653,591	16,582,959	18,194,153
Operating income:
Electronic Components	$172,179	$216,837	$551,169	$737,487
Farnell	10,974	16,321	16,310	49,703
	183,153	233,158	567,479	787,190
Corporate expenses	(30,428)	(30,448)	(86,323)	(80,579)
Restructuring, integration, and other expenses	(9,110)	(11,847)	(39,255)	(24,132)
Amortization of acquired intangible assets	(364)	(712)	(1,099)	(2,302)
Operating income	$143,251	$190,151	$440,802	$680,177

Sales, by geographic area:
Americas	$1,274,228	$1,403,364	$3,972,909	$4,565,394
EMEA	1,558,956	2,053,095	4,809,931	6,474,695
Asia	2,482,239	2,197,132	7,800,119	7,154,064
Sales	$5,315,423	$5,653,591	$16,582,959	$18,194,153

13. Restructuring expenses

Fiscal 2025

During fiscal 2025, the Company executed certain restructuring actions to reduce future operating expenses including specific restructuring actions to reduce expenses within the Farnell operating group. The following table presents the activity during the first nine months of fiscal 2025 related to the restructuring liabilities established during fiscal 2025:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total

	(Thousands)
Fiscal 2025 restructuring expenses	$11,675	$5,329	$14,904	$3,133	$35,041
Cash payments	(7,096)	(5,318)	—	—	(12,414)
Non-cash amounts	(1,463)	(11)	(14,904)	(3,045)	(19,423)
Other, principally foreign currency translation	(42)	—	—	—	(42)
Balance at March 29, 2025	$3,074	$—	$—	$88	$3,162

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Severance expense recorded in the first nine months of fiscal 2025 related to the reduction, or planned reduction, of over 250 employees, primarily in operations, distribution centers, and business support functions. Of the $35.0 million in restructuring expenses recorded in the first nine months of fiscal 2025, $6.9 million related to EC, and $28.1 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2025.

Fiscal 2024

During fiscal 2024, the Company incurred restructuring expenses primarily related to headcount reductions including from the planned closure of certain distribution centers intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2025. The following table presents the activity during the first nine months of fiscal 2025 related to the remaining restructuring liabilities established during fiscal 2024:

Severance
(Thousands)
Balance at June 29, 2024	$23,838
Cash payments	(13,978)
Changes in estimates, net	(2,706)
Other, principally foreign currency translation	12
Balance at March 29, 2025	$7,166

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. Many of these statements can be found by looking for words like “continue,” “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to repatriating cash, foreign currency fluctuations, inflation, duties and taxes, tariffs, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crises, warehouse modernization, and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended March 29, 2025, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024

	(Thousands)
Operating income	$143,251	$190,151	$440,802	$680,177
Restructuring, integration, and other expenses	9,110	11,847	39,255	24,132
Amortization of acquired intangible assets	364	712	1,099	2,301
Adjusted operating income	$152,725	$202,710	$481,156	$706,610

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

Recent developments

The Company’s operations subject it to tariffs and other trade protection measures. The U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all of which could materially and adversely affect the Company’s financial performance. Evaluating and complying with new and future trade measures diverts management’s attention from existing initiatives, which may negatively impact the Company’s business operations.

The impact of these changes in trade policies will depend on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, and (iii) the extent to which the Company can mitigate impacts and pass on any increased costs associated with these changes. In addition, the impact of trade disruptions on general economic conditions and demand for electronic components is difficult to predict. Although the Company cannot fully assess the potential impact to its business at this time, approximately 7% to 10% of the Company’s annual sales in the Americas originates from China.

The Company employs and continues to develop systems and other measures to mitigate the impact of tariffs, including selective supply chain, logistics, and pricing actions. The Company also has contingency plans to respond to a range of economic scenarios. The Company’s management continues to monitor and evaluate the changing tariff situation, as well as the overall environment in the electronic components industry. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies or an economic downturn.

Industry outlook

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain. The Company expects sales in the fourth quarter of fiscal 2025 to be essentially flat compared to the third quarter of fiscal 2025.

Additionally, the Company’s inventories relative to its sales are higher than they have historically been as a result of this industry downturn. The Company has and may in the future purchase additional inventories from electronic component suppliers, even in an industry downturn, if the Company believes the purchase will benefit the Company’s financial or strategic business objectives.

Results of Operations

	Quarters Ended					Nine Months Ended
	Q3 2025	Q3 2024	Variance		Variance %	Q3 2025	Q3 2024	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$5,315	$5,654	$(338)		(6.0)%	$16,583	$18,194	$(1,611)		(8.9)%
Gross profit	588	669	(81)		(12.2)	1,791	2,124	(332)		(15.7)
Selling, general and administrative expenses	435	467	(32)		(6.8)	1,311	1,419	(108)		(7.6)
Restructuring, integration, and other expenses	9	12	(3)		(23.1)	39	24	15		62.7
Operating income	143	190	(47)		(24.7)	441	680	(239)		(35.2)
Adjusted operating income	153	203	(50)		(24.7)	481	707	(225)		(31.9)
Other expense, net	(4)	(15)	11		(72.9)	(10)	(17)	7		(43.5)
Interest and other financing expenses, net	(61)	(73)	12		(16.8)	(188)	(219)	31		(14.0)
Gain on legal settlements and other	—	—	—		—	—	86	(86)		(100.0)
Income tax expense	(10)	13	(23)		(174.5)	9	115	(106)		(92.1)
Net income	88	89	(1)		(1.0)	234	416	(182)		(43.7)
Diluted earnings per share	1.01	0.97	0.04		4.1	2.65	4.52	(1.87)		(41.4)

Other Metrics
Gross profit margin	11.1%	11.8%	(78)	bps	(0.8)%	10.8%	11.7%	(87)	bps	(0.9)%
Operating income margin	2.7%	3.4%	(66)	bps	(0.7)%	2.7%	3.7%	(108)	bps	(1.1)%
Adjusted operating income margin	2.9%	3.6%	(72)	bps	(0.7)%	2.9%	3.9%	(98)	bps	(1.0)%
Effective tax rate	(12.5)%	12.9%	(2,537)	bps	(25.4)%	3.7%	21.6%	(1,792)	bps	(17.9)%

Sales

The following table presents the percentage change in sales for the third quarter and first nine months of fiscal 2025 as compared to the third quarter and first nine months fiscal 2024, by geographic region and operating group.

	Quarter Ended		Nine Months Ended
	March 29, 2025		March 29, 2025
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	(6.0)%	(4.9)%	(8.9)%	(8.5)%
Avnet by region
Americas	(9.2)%	(9.2)%	(13.0)%	(13.0)%
EMEA	(24.1)%	(21.8)%	(25.7)%	(25.2)%
Asia	13.0%	13.4%	9.0%	9.3%
Avnet by operating group
EC	(5.7)%	(4.6)%	(8.5)%	(8.2)%
Farnell	(10.1)%	(8.5)%	(13.3)%	(13.1)%

During the third quarter and first nine months of fiscal 2025, both operating groups continued to experience lower demand for electronic components. Sales of $5.32 billion for the third quarter of fiscal 2025 decreased $338.2 million, or 6.0%, as compared to $5.65 billion for the same quarter last year. Sales for the first nine months of fiscal 2025 were $16.58 billion, a decrease of $1.61 billion as compared to sales of $18.19 billion for the first nine months of fiscal 2024.

EC sales of $4.95 billion in the third quarter of fiscal 2025 decreased $297.0 million, or 5.7%, from the prior year third quarter sales of $5.25 billion, with the Americas and EMEA regions contributing to the decrease offset by sales growth in the Asia region. The decrease in sales is primarily due to sales volume decreases due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower priced electronic components. In the Americas, the Company did not see any meaningful increase in shipments in advance of anticipated tariff increases.

Farnell sales for the third quarter of fiscal 2025 were $366.7 million, reflecting a decrease of $41.2 million, or 10.1%, compared to the same period in the prior year. The decrease in sales in the third quarter of fiscal 2025 is primarily due to lower demand for on-the-board electronic components.

Gross Profit

The Company’s gross profit and gross profit margin are primarily affected by sales volume, product mix, and geographic sales mix. Gross profit for the third quarter of fiscal 2025 decreased $81.4 million, or 12.2% from the third quarter of fiscal 2024. Gross profit for the first nine months of fiscal 2025 decreased $332.3 million, or 15.7% from the first nine months of fiscal 2024.This decrease is primarily due to sales volume decreases in both operating groups and to a lesser extent from the decline in gross profit margin in each operating group.

Gross profit margin decreased by 78 basis points to 11.1% for the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024 and decreased by 87 basis points to 10.8% for the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024. The decrease in gross profit margin is primarily due to geographic sales mix, partially offset by increases in gross margin from certain supplier engagements. Sales in the higher gross profit margin western regions represented approximately 53% of sales in the third quarter of fiscal 2025, versus 61% of sales during the third quarter of fiscal 2024.

EC gross profit margin decreased year over year largely due to the change in geographic mix. Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) decreased $31.8 million or 6.8% from the third quarter of fiscal 2024, and decreased $108.0 million, or 7.6% from the first nine months of fiscal 2024. The decrease in SG&A expenses is primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above, from restructuring actions taken by the Company, from the gain on the sale of a building and by the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2025, SG&A expenses were 8.2% of sales and 74.1% of gross profit, as compared with 8.3% and 69.8%, respectively, in the third quarter of fiscal 2024. SG&A expenses were 7.9% as a percentage of sales and 73.2% as a percentage of gross profit for the first nine months of fiscal 2025, as compared with 7.8% and 66.8%, respectively, in the first nine months of fiscal 2024. The year-over-year increases in SG&A expenses as a percentage of both sales and gross profit during the first nine months of fiscal 2025 are primarily due to the decrease in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

Restructuring, Integration, and Other Expenses

In fiscal 2024, the Company initiated a restructuring plan to improve operating income by reducing SG&A expenses including within the Farnell operating group. In the third quarter of fiscal 2025, these efforts continued, leading to $9.1 million in restructuring, integration, and other expenses.

As a result of these initiatives, the Company recorded total restructuring, integration, and other expense in the third quarter of fiscal 2025 of $9.1 million comprised of severance and other employee-related expenses of $7.1 million, $2.4 million of integration and other costs, and a benefit of $0.4 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration, and other expenses were $6.6 million and $0.08 per share on a diluted basis.

During the first nine months of fiscal 2025, the Company incurred restructuring, integration, and other expense costs of $39.3 million. Restructuring expenses consisted of severance and other employee-related expenses of $11.7 million for reduction of over 250 employees across the Company, $5.3 million of facility exit costs primarily related to an office closure in the Americas, $14.9 million of asset impairments, $3.1 million of other restructuring costs primarily related to software licenses not in use, $7.1 million of integration and other costs, and a benefit of $2.8 million for changes in estimates for costs associated with prior year restructuring actions. The after-tax impact of restructuring, integration, and other expenses were $29.0 million and $0.33 per share on a diluted basis.

Comparatively, the Company recorded restructuring, integration, and other expenses of $11.8 million and $24.1 million during the third quarter and first nine months of fiscal 2024, respectively.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the third quarter of fiscal 2025 was $143.3 million, a decrease of $46.9 million or 24.7%, year over year. Operating income margin for the third quarter of fiscal 2025 was 2.7%, a decrease of 66 basis points compared to 3.4% in the third quarter of fiscal 2024. The decreases in operating income and operating income margin are primarily due to the decrease in gross profit primarily from lower sales and from a lower gross profit margin without a proportionate decrease in SG&A expenses, as discussed above. Adjusted operating income for the third quarter of fiscal 2025 was $152.7 million, a decrease of $50.0 million, or 24.7%. Adjusted operating income margin for the third quarter of fiscal 2025 was 2.9% compared to 3.6% in the third quarter of fiscal 2024.

Comparing the third quarter of fiscal 2025 to the third quarter of fiscal 2024, EC operating income decreased 20.6% to $172.2 million, and EC operating income margin decreased 65 basis points to 3.5%, with a decrease in the EMEA region offset by improvements in the Americas and Asia regions. Farnell operating income decreased 32.8% to $11.0 million in the third quarter of fiscal 2025. Farnell operating income margin decreased 101 basis points year over year to 3.0%. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales and from a lower gross profit margin without a proportionate decrease in SG&A expenses.

Operating income for the first nine months of fiscal 2025 was $440.8 million, a decrease of $239.4 million, from the first nine months of fiscal 2024 operating income of $680.2 million. The year-over-year decrease in operating income was primarily due to the decrease in sales, lower gross profit margin, and impact from foreign currency exchange rates. Adjusted operating income for the first nine months of fiscal 2025 was $481.2 million, a decrease of $225.5 million or 31.9% from the first nine months of fiscal 2024. Operating income margin was 2.7% in the first nine months of fiscal 2025, a decrease of 108 basis points compared to 3.7% in the prior year first nine months.

Interest and Other Financing Expenses, Net and Other Expense, Net

Interest and other financing expenses in the third quarter of fiscal 2025 were $61.1 million, a decrease of $12.4 million as compared to $73.5 million in the third quarter of fiscal 2024. Interest and other financing expenses in the first nine months of fiscal 2025 were $188.0 million, a decrease of $30.6 million, as compared with interest and other financing expenses of $218.6 million in the first nine months of fiscal 2024. The decrease in interest and other financing expenses in the third quarter and first nine months of fiscal 2025 compared to fiscal 2024 is primarily a result of lower outstanding borrowings and average borrowing rates.

The Company had other expenses of $4.0 million in the third quarter of fiscal 2025 compared to other expenses of $14.7 million in the third quarter of fiscal 2024. The Company had other expenses of $9.7 million in the first nine months of fiscal 2025, compared to other expenses of $17.1 million in the first nine months of fiscal 2024. The decrease in other expenses in the third quarter and first nine months of fiscal 2025 is primarily due to differences in foreign currency translation losses.

Gain on Legal Settlements and other

During the first nine months of fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors.

Income Tax

Income tax expense for the third quarter and first nine months of fiscal 2025 were $ (9.8) million and $9.0 million, respectively, reflecting an effective tax rate of (12.5)% and 3.7%, respectively. In comparison, for the third quarter and first nine months of fiscal 2024, income tax expense were $13.1 million and $114.9 million, respectively, reflecting an effective tax rate of 12.9% and 21.6%, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 was primarily due to the increases in tax attribute carryforwards. The decrease in the effective tax rate for the first nine months of fiscal 2025 as compared to the first nine months of fiscal 2024 was primarily due to the increases in tax attribute carryforwards. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the factors described above, the Company’s net income for the third quarter of fiscal 2025 was $87.9 million, or $1.01 per share on a diluted basis, as compared with $88.8 million, or $0.97 per share on a diluted basis, in the third quarter of fiscal 2024.

As a result of the factors described above, the Company’s net income for the first nine months of fiscal 2025 was $234.1 million, or $2.65 per share on a diluted basis, as compared with $416.0 million, or $4.52 per share on a diluted basis, in the first nine months of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash provided by operating activities was $585.0 million for the first nine months of fiscal 2025, compared to net cash provided by operating activities of $415.7 million for the first nine months of fiscal 2024. The $169.3 million increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have begun to be more in line with sales, offset by lower cash provided by net income. Cash generated from working capital and other was $282.4 million during the first nine months of fiscal 2025, compared to cash used of $152.6 million during the first nine months of fiscal 2024, with the difference attributable primarily to reductions in inventory and the timing of payments for inventory purchases. The Company also had decreases in accounts receivable due to timing of sales and collections when compared to the prior fiscal year. Included in other, net was a gain on the sale of a building of $9.2 million recognized during the first nine months of fiscal 2025. The Company received $90.7 million of cash from legal settlements during the first nine months of fiscal 2024.

Financing Activities

Net repayments of debt totaled $270.3 million during the first nine months of fiscal 2025, including net repayments of $418.6 million under the Credit Facility, offset by net proceeds of $84.9 million under the Securitization Program, and $63.4 million for other debt. This compares to $106.3 million of net repayments during the first nine months of the prior fiscal year. The Company has repurchased $253.5 million of common stock under the share repurchase plan during the first nine months of fiscal 2025 compared to $86.0 million in the same period of the prior fiscal year. The Company paid cash dividends to shareholders of $0.99 per share, or $85.6 million, during the first nine months of fiscal 2025 as compared to $0.93 per share, or $84.2 million, during the first nine months of fiscal 2024.

Investing Activities

The Company’s purchases of property, plant and equipment decreased during the first nine months of fiscal 2025 by $112.3 million, when compared to the same period in fiscal 2024, primarily due to new distribution center investments in EMEA in the first nine months of fiscal 2024. Included in other, net were net proceeds of $9.2 million on the sale of a building received during the first nine months of fiscal 2025.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding debt as of March 29, 2025. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 29, 2025, and June 29, 2024.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2025 was $99.1 million.

As an alternative form of liquidity outside of the United States, the Company sells certain of its trade accounts receivable on a non-recourse basis to financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Factoring fees for the sales of trade accounts receivable are recorded within “Interest and other financing expenses, net” of the consolidated financial statements.

Liquidity

The Company held cash and cash equivalents of $188.9 million as of March 29, 2025, of which $177.2 million was held outside the United States. As of June 29, 2024, the Company held cash and cash equivalents of $310.9 million, of which $179.6 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $859.3 million in cash flows from operating activities over the trailing four fiscal quarters ended March 29, 2025.

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

As of the end of the third quarter of fiscal 2025, the Company had a combined total borrowing capacity of $2.00 billion under the Credit Facility and the Securitization Program. There were $333.0 million of borrowings outstanding and $0.9 million in letters of credit issued under the Credit Facility, and $500.0 million outstanding under the Securitization Program, resulting in approximately $1.17 billion of total committed availability as of March 29, 2025. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the third quarter and first nine months of fiscal 2025, the Company had an average daily balance outstanding of approximately $1.11 billion and $1.08 billion, respectively, under the Credit Facility, and approximately $494.7 million and $487.3 million, respectively, under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of March 29, 2025, the Company may repurchase up to an aggregate of $414.1 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During the third quarter of fiscal 2025, the Company repurchased $101.3 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2025, the Board of Directors approved a dividend of $0.33 per share, which resulted in $28.2 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 29, 2025, approximately 63% of the Company’s debt bears interest at a fixed rate and 37% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $2.4 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2025.

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

During the third quarter of fiscal 2025, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 29, 2024, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 29, 2025, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors approved the repurchase plan of up to an aggregate of $600 million of common stock including the increase approved in August 2024. The following table includes the Company’s monthly purchases of the Company’s common stock, excluding excise tax, during the third quarter of fiscal 2025, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
December 29 – January 25	370,167	$52.66	370,167	495,919,000
January 26 – February 22	730,459	$51.03	730,459	458,642,000
February 23 – March 29	902,822	$49.31	902,822	414,120,000

Item 6.	Exhibits
Exhibit
Number	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: May 2, 2025

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer