Form 10-K
period 2025-06-28
AVNET INC
filed 2025-08-15
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2025

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 27, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,521,795,970.

As of August 7, 2025, the total number of shares outstanding of the registrant’s Common Stock was 83,462,743 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 21, 2025, are incorporated herein by reference in Part III of this Report.

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

Within the EC operating group for 2025, net sales of approximately 82% consist of semiconductor products, approximately 16% consist of interconnect, passive, and electromechanical components, and approximately 2% consist of computers.

Avnet Design Solutions

EC offers design support that provides engineers with a host of technical design solutions, which helps EC support a broad range of customers seeking complex products and technologies. With access to a suite of design tools and engineering support, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from any point in the design cycle. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their component selection and accelerate their time to market. EC’s extensive electronic component offerings provide customers access to a diverse range of products from a complete spectrum of suppliers.

Avnet Supply Chain Solutions

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

Avnet Embedded and Avnet Integrated Solutions

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

Within the Farnell operating group for 2025, net sales of approximately 14% consists of semiconductor products, approximately 47% consists of interconnect, passive, and electromechanical components, approximately 11% consists of single-board computers, and approximately 28% consists of other products and services, including test and measurement and maintenance, repair, and operations products.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from one supplier were approximately 10% of consolidated sales during fiscal years 2025, 2024 and 2023.

Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement and maintenance, repair, and operations (MRO) products.

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Millions)
Semiconductors	$17,207.9	$19,030.3	$21,366.5
Interconnect, passive & electromechanical (IP&E)	3,976.9	3,745.9	4,150.6
Computers	528.9	382.8	520.8
Other	487.1	598.1	499.0
Sales	$22,200.8	$23,757.1	$26,536.9

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

Human Capital

The Company values its employees and recognizes their significant contributions to the Company’s success. Its core values of integrity, customer focus, ownership, teamwork, and inclusiveness provide a foundation for its culture and are key expectations of employees. The Company’s culture and commitment to its employees are vital to attracting, motivating, and retaining exceptional talent. Consequently, the Company invests in its global workforce to drive inclusiveness; provide fair and competitive pay and benefits; foster employee development; promote employees health and safety; and understand employees’ experiences and identify opportunities to improve.

Additional information regarding the Company’s Human Capital programs, initiatives, and metrics can be found on its website, including in its Sustainability Reports accessible on its website. The Sustainability Reports and other information contained on the Company’s website are not incorporated by reference into this Annual Report.

Number of Employees

As of June 28, 2025, the Company had a global workforce of approximately 14,869 employees across 48 countries. This included approximately 4,052 employees in the Americas, 6,185 employees in EMEA, and 4,632 employees in Asia.

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

Learning and Development

The Company supports career growth and provides an array of resources and opportunities to help employees reach their potential. There is a structured learning framework as employees progress from individual contributor roles to senior management. Learning and development resources include self-paced courses, books, listen and learn events, mentoring programs and internal and external trainings, which cover a variety of technical, business, interpersonal, and leadership topics. The performance management process provides for goal-setting, ongoing conversations and check-ins between employees and their leaders, and includes coaching and training for people managers. Talent and succession planning activities are conducted for the Company’s executive officers and senior leaders at least annually and periodically for other levels of management.

Health and Safety

The Company aims to create workspaces and practices that foster a safe and secure work environment. In fiscal 2025, continued progress was made with implementing a multi-year plan to improve alignment and consistency of management systems, policies, and procedures; provide comprehensive health and safety training to employees relevant to their specific work functions; drive continual improvement processes with a focus on identified risks; and increase ISO certifications at operational sites. As of June 28, 2025, the Company has 27 operational sites, of which nine are certified to ISO 45001 and 19 are certified to ISO 14001.

Inclusion

The Company strives for (i) an employee population that reflects the diverse communities in which they live, work, and do business, and (ii) a culture that seeks out varying perspectives, which allows the best ideas to come to light.

The Company is committed to making employment decisions based on merit and the needs of the Company’s business, while ensuring equal employment opportunities for all applicants and employees regardless of race, gender, national origin, or other protected characteristic. The Company’s Global Inclusion Council, a global cross-functional team of leaders, oversees inclusion efforts. The council meets regularly and engages with colleagues across the Company to connect inclusion-related initiatives to the Company’s broader business strategy.

The Company’s Equal Employment Opportunity Policy actively promotes inclusion in the Company’s talent management practices. The Company’s commitment to inclusion is evidenced by the makeup of its Board of Directors, which as of June 28, 2025, was 40% women and 50% racially and ethnically diverse (including Middle Eastern origin). In addition, for fiscal years 2021 through 2025, executive’s annual incentive compensation included non-financial performance goals that consist in part on inclusion.

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

Employee Engagement

The Company engages with its employees and encourages open and direct feedback through employee engagement surveys. Through such surveys, the Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to improve the work environment, increase employee satisfaction, and strengthen its culture. In fiscal 2025, the Company conducted its regular global employee engagement survey and achieved a participation rate of 76%, an increase over fiscal 2024.

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

Specifically, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. Geopolitical uncertainty (including from military conflicts, health-related crises, and international trade disputes) has led, and may continue to lead, to shortages, extended lead times, and unpredictability in the supply of certain semiconductors and other electronic components. In reaction, customers may over order to ensure sufficient inventory, which, when the shortage lessens, may result in order cancellations and decreases. In cases where customers have non-cancellable/ non-returnable orders, customers may not be able or willing to carry out the terms of the orders. The Company’s prices to customers depend on many factors, including product availability, supplier costs, and competitive pressures. The Company may be unable to increase prices to customers to offset higher internal costs, which could reduce margins. During fiscal 2025, 2024, and 2023, sales of semiconductors represented approximately 78%, 80%, and 81% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2025, one supplier accounted for approximately 10% of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

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

Customers, suppliers, and investors are increasingly requesting information and action regarding the Company’s supply chain due diligence, environmental impacts, and other social and governance practices. Such increased expectations may increase costs and result in reputational damage and loss of business if the Company is perceived to have not met such expectations.

Risks related to international operations

During fiscal 2025, 2024, and 2023 approximately 77%, 77% and 76%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

In addition to the cost of compliance, the potential penalties for violations of import or export regulations and anti-corruption laws, by the Company or its third-party agents, create heightened risks for the Company’s international operations. If a regulatory body determines that the Company has violated such laws, the Company could be fined significant sums, incur sizable legal defense costs, have its import or export capabilities restricted or denied, or have its inventories seized, which could have a material and adverse effect on the Company’s business. Additionally, allegations that the Company has violated any such regulations may negatively impact the Company’s reputation, which may result in customers or suppliers being unwilling to do business with the Company. While the Company has adopted measures and controls designed to ensure compliance with these laws, these measures may not be adequate, and the Company may be materially and adversely impacted in the event of an actual or alleged violation.

Tariffs, trade restrictions, sanctions, or changes in trade policies may adversely affect the Company’s sales and profitability. For example, the U.S. administration has made, and continues to make, changes in trade policies, including negotiating or terminating trade agreements, imposing higher tariffs on imports into the United States, and other measures affecting trade between the United States and other countries. Additionally, some countries are changing their trade policies relating to goods imported from the United States. These policies and related geopolitical tensions could dampen consumer demand, increase market volatility, and impact currency exchange rates, each of which could adversely affect the Company’s financial performance. Further, evaluating and complying with new and future trade measures diverts management’s attention from existing initiatives, which may negatively impact the Company’s business operations.

The impact of these trade disruptions is difficult to predict and depends on various factors, including (i) when trade measures are implemented, (ii) the ultimate amount, scope, nature, and duration of tariffs and other trade measures, (iii) and the extent to which price increases, together with mitigation efforts, do not fully offset increased costs. In addition, the impact of trade disruptions on general economic conditions is difficult to predict.

The Company employs and continues to develop systems and other measures to mitigate the impact of tariffs. The Company also has contingency plans to respond to a range of economic scenarios. The Company continues to monitor and evaluate changing trade policies, as well as the overall economic environment in the electronic components industry. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies or an economic downturn. These actions have resulted in increased costs, which the Company may not be able to pass on to customers; shortages of materials and electronic components; increased cybersecurity attacks; credit market disruptions; and inflation. In addition, increased operational expenses incurred in minimizing the number of products subject to tariffs could adversely affect the Company’s operating profits. These measures have not yet had a material impact, but future actions or escalations that affect trade relations could materially affect the Company’s sales and results of operations.

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

Internal information systems failures

The Company depends on its information systems to facilitate its day-to-day operations and to produce timely, accurate, and reliable information on financial and operational results. Currently, the Company’s global operations are tracked with multiple information systems, including systems from acquired businesses, some of which are subject to ongoing IT projects designed to streamline or optimize the Company’s systems. These IT projects are extremely complex, in part because of wide ranging processes, use of on-premise and cloud environments, the Company’s business operations, and changes in information technology. The Company may not always succeed at these efforts. Implementation or integration difficulties may adversely affect the Company’s ability to complete business transactions and ensure accurate recording and reporting of financial data. In addition, IT projects may not achieve the expected efficiencies and cost savings, which could negatively impact the Company’s financial results. A failure of any of these information systems (including due to power losses, computer and telecommunications failures, cybersecurity incidents, or manmade or natural disasters), or material difficulties in upgrading these information systems, could have an adverse effect on the Company’s business, internal controls, and reporting obligations under federal securities laws.

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

The Company seeks to protect and secure its systems and information, prevent and detect evolving threats, and respond to threats as they occur. Measures taken include implementing and enhancing information security controls, such as enterprise-wide firewalls, intrusion detection, endpoint protection, email security, disaster recovery, vulnerability management, and cybersecurity training for employees to enhance awareness of general security best practices, financial fraud, and phishing. Despite these efforts, the Company may not always be successful. Threat actors frequently change their techniques and technology (such as implementing artificial intelligence) and, consequently, the Company may not always promptly detect the existence or scope of a security breach. As these types of threats grow and evolve, the Company may make further investments to protect its data and information technology infrastructure, which may impact the Company’s profitability. The Company’s insurance coverage for protecting against cyber attacks may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company may be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, data privacy, data localization, and data protection. Failure to comply with such requirements could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations, as well as subject the Company to significant fines, litigation losses, third-party damages, and other liabilities.

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

Accounts receivable defaults

Accounts receivable are a significant portion of the Company’s working capital. If entities responsible for a significant amount of accounts receivable cease doing business, direct their business elsewhere, fail to pay, or delay payment, the Company’s business, results of operations, financial condition, or liquidity could be adversely affected. An economic or industry downturn could adversely affect the Company’s ability to collect receivables, which could result in longer payment cycles, increased collection costs, and defaults exceeding management’s expectations. A significant deterioration in the Company’s ability to collect accounts receivable in the United States could impact the cost or availability of financing under various financing programs.

Liquidity and capital resources constraints

The Company’s ability to satisfy its cash needs and implement its capital allocation strategy depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. In addition to cash on hand, the Company relies on external financing to help satisfy its cash needs. However, various factors affect external financing, including general market conditions, interest rate fluctuations, and the Company’s debt ratings and operating results. Consequently, external financing may not be available on acceptable terms or at all. An increase in the Company’s debt or deterioration of its operating results may cause a reduction in its debt ratings. Any such reduction could negatively impact the Company’s ability to obtain additional financing or renew existing financing at acceptable terms, and could result in reduced credit limits, increased financing expenses, and additional restrictions and covenants. A reduction in its current debt rating may also negatively impact the Company’s working capital and impair its relationship with its customers and suppliers.

As of June 28, 2025, the Company had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. A portion of the Company’s debt is subject to variable interest rates and an increase in such rates would increase debt service obligations. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

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

The Company may be in default under certain of its credit facilities if its leverage ratio exceeds a certain level. In such an event, lenders may accelerate payment, other lenders may declare a cross-default, and the Company may be unable to continue to utilize these facilities, which could cause the Company to have insufficient cash to make interest payments, to repay indebtedness, or for general corporate needs.

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

Many countries have adopted provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development (“OECD”), which applies to the Company as of fiscal year 2025. The project aims to standardize and modernize global corporate tax policy, and levies a 15% global minimum corporate tax rate on a country-by-country basis on companies with revenue over a set threshold. Various jurisdictions are adopting related regulations at different times and in varying forms. Conflicting regulations or interpretations could increase risk of double taxation, compliance complexity, and disputes with taxing authorities. Furthermore, many countries are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred assets and liabilities.

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

Regulatory non-compliance

The Company is subject to laws and regulations addressing a variety of issues, including import and export regulations, environmental impacts and related disclosures, data privacy, workplace safety, and supply chain regulations. While the Company strives to fully comply with all applicable regulations, certain of these regulations are subject to differing interpretations and conflicts among various jurisdictions or may impose liability without fault. Additionally, the Company may be held responsible for the prior activities of an entity it acquired.

Failure to comply with these regulations could result in substantial costs, fines, and civil or criminal sanctions, as well as third-party claims for property damage or personal injury. Future regulations may become more stringent over time, imposing greater compliance costs, and increasing risks, penalties and reputational harm associated with violations.

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

Employee retention and hiring constraints

Identifying, hiring, training, developing, and retaining qualified and engaged employees is critical to the Company’s success, and competition for experienced employees in the Company’s industry can be intense. Restrictions on immigration or changes in immigration laws, including visa restrictions, may limit the Company’s acquisition of key talent, including talent with diverse experience and perspectives. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers leave the Company. As global opportunities and industry demands shift, and as technology (including artificial intelligence) impacts how work is performed, the Company may encounter challenges in realigning, training, and hiring skilled personnel. Through organizational design activities, the Company periodically eliminates positions due to restructurings or other reasons, which may risk the Company’s brand reputation as an employer of choice and negatively impact the Company’s ability to hire and retain qualified personnel. Also, position eliminations may negatively impact the morale of employees who are not terminated, which could result in work stoppages or slowdowns, particularly where employees are represented by unions or works councils. If these circumstances occur, the Company’s business, financial condition, and results of operations could be seriously harmed.

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

The Company provides quarterly updates to, and receives oversight from, the Technology and Risk Committee on the Company’s cybersecurity program, cybersecurity incidents, and the cybersecurity threat landscape. Responsible members of management provide updates to the Company’s senior executive team regarding all cybersecurity incidents, the cybersecurity program, and the threat landscape.

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

Item 2. Properties

The Company’s Corporate and EC Americas headquarters are in Phoenix, Arizona. The Company owns and leases approximately 2.1 million and 3.7 million square feet of space, respectively, of which approximately 26% is in the United States. The facilities consist of warehousing, integration and value-added operations. The Company believes that the facilities are well maintained and adequate for current and future operating needs. The following table summarizes the square footage of the Company’s facilities by region as of June 28, 2025 (in millions):

Approximate
Square
Footage
Americas	2.0
EMEA	2.7
Asia	1.1
Total	5.8

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

Record Holders

As of August 7, 2025, there were 1,245 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and TD Synnex Corporation). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 6/27/2020 and tracks it through 6/28/2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc. the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
06/27/2020
07/03/2021
07/02/2022
07/01/2023
06/29/2024
06/28/2025
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 06/27/20 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	6/27/2020	7/3/2021	7/2/2022	7/1/2023	6/29/2024	6/28/2025
Avnet, Inc.	$100	$157.60	$170.52	$209.03	$218.81	$229.61
Nasdaq Composite	100	151.15	115.69	144.64	187.46	215.81
Peer Group	100	199.41	177.17	218.32	253.53	256.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved the repurchase plan of up to an aggregate of $600 million of common stock, including the increase approved in August 2024. The following table includes the Company’s monthly purchases of the Company’s common stock, excluding excise tax, during the fourth quarter of fiscal 2025, under the share repurchase program, which is part of publicly announced plans.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
March 30 – April 26	1,059,729	$45.98	1,059,729	365,394,000
April 27 – May 24	—	—	—	365,394,000
May 25 – June 28	25,686	$49.59	25,686	364,120,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal years 2024 and 2023 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024. The Company operates on a “52/53 week” fiscal year. Fiscal years 2025, 2024 and 2023 each contained 52 weeks.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration and other expenses, and (ii) amortization of acquired intangible assets.

The following table provides a reconciliation of operating income to adjusted operating income:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Operating income	$514,254	$844,367	$1,186,800
Restructuring, integration, and other expenses	108,316	52,550	28,038
Amortization of acquired intangible assets	1,463	3,130	6,053
Adjusted operating income	$624,033	$900,047	$1,220,891

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

Industry outlook

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

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. Beginning in the second half of calendar year 2023, the industry began to experience a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company has seen decreased sales, resulting in lower operating income. The duration of the current downturn is uncertain. The Company expects sales in the first quarter of fiscal 2026 to be approximately 2% growth across all regions from the fourth quarter of fiscal 2025 sales.

Additionally, the Company’s inventories relative to its sales are higher than they have historically been as a result of this industry downturn. The Company has and may in the future purchase additional inventories from electronic component suppliers, even in an industry downturn, if the Company believes the purchase will benefit the Company’s financial or strategic business objectives.

Results of Operations

	Years Ended
	June 28,	June 29,
	2025	2024	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$22,201	$23,757	$(1,556)		(6.6)%
Gross profit	2,385	2,766	(381)		(13.8)
Selling, general and administrative expenses	1,762	1,870	(107)		(5.7)
Restructuring, integration, and other expenses	108	53	56		106.1
Operating income	514	844	(330)		(39.1)
Adjusted operating income	624	900	(276)		(30.7)
Other expense, net	(17)	(16)	(2)		9.8
Interest and other financing expenses, net	(246)	(283)	36		(12.9)
Gain on legal settlements and other	—	86	(86)		(100.0)
Income tax expense	10	134	(123)		(92.3)
Net income	240	499	(258)		(51.8)
Diluted earnings per share	2.75	5.43	(2.68)		(49.4)

Other Metrics
Gross profit margin	10.7%	11.6%	(90)	bps	(0.9)%
Operating income margin	2.3%	3.6%	(123)	bps	(1.2)%
Adjusted operating income margin	2.8%	3.8%	(98)	bps	(1.0)%
Effective tax rate	4.1%	21.1%	(1,699)	bps	(17.0)%

Sales

Analysis of Sales: By Operating Group and Geography

The table below provides sales change rates for fiscal 2025 as compared to fiscal 2024 as reported and on a constant currency basis by geographic region and operating group.

						Sales
						Year-Year %
	Years Ended				Sales	Change in
	June 28,	% of	June 29,	% of	Year-Year %	Constant
	2025	Total	2024	Total	Change	Currency

	(Dollars in millions)
Sales by Operating Group:
EC	$20,755.0	93.5%	$22,160.0	93.3%	(6.3)%	(6.4)%
Farnell	1,445.8	6.5%	1,597.1	6.7%	(9.5)%	(9.9)%
Total Avnet	$22,200.8		$23,757.1		(6.6)%	(6.7)%

Sales by Geographic Region:
Americas	$5,300.0	23.9%	$5,919.2	24.9%	(10.5)%	(10.5)%
EMEA	6,409.6	28.9%	8,395.0	35.3%	(23.7)%	(24.1)%
Asia	10,491.2	47.2%	9,442.9	39.8%	11.1%	11.1%
Total Avnet	$22,200.8		$23,757.1

Avnet’s sales for fiscal 2025 were $22.20 billion, a decrease of $1.56 billion, or 6.6%, from fiscal 2024 sales of $23.76 billion. Sales in constant currency decreased 6.7% year over year, reflecting a reduction in sales volume primarily due to the lower demand for electronic components. Sales declined in the western regions, while sales in Asia experienced year-over-year growth.

EC sales in fiscal 2025 were $20.75 billion, representing a 6.3% decrease over fiscal 2024 sales of $22.16 billion. EC sales decreased 6.4% year over year in constant currency. The decrease in EC sales is primarily due to sales volume decreases in the western regions due to the market downturn in the electronic components industry and, to a lesser extent, an unfavorable product mix of lower-priced electronic components. The average selling prices of like for like electronic components remained relatively stable between fiscal 2025 and fiscal 2024.

Farnell sales in fiscal 2025 were $1.45 billion, a decrease of $151.3 million or 9.5%, from fiscal 2024 sales of $1.60 billion. The year-over-year decrease in sales was primarily a result of lower demand for on-the-board electronic components.

Gross Profit

The Company’s gross profit is primarily affected by sales volume, product mix, and geographic sales mix. Gross profit in fiscal 2025 was $2.38 billion, a decrease of $381.5 million, or 13.8%, from fiscal 2024 gross profit of $2.77 billion primarily due to lower sales volumes, as described above. Gross profit margin decreased to 10.7% in fiscal 2025 or 90 basis points from fiscal 2024 gross profit margin of 11.6%. The decrease in gross profit margin is primarily due to a shift in geographic sales mix to Asia. Sales in the higher margin western regions represented approximately 53% of sales in fiscal 2025, versus 60% of sales in fiscal 2024.

EC gross profit margin decreased year over year largely due to the change in geographic mix, partially offset by increases in gross margin from certain supplier engagements. Average selling prices of like for like electronic components at EC remained relatively stable between fiscal 2025 and fiscal 2024.

Farnell gross profit margin decreased year over year, primarily due to lower sales of higher margin on-the-board electronic components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2025 were $1.76 billion, a decrease of $107.1 million, or 5.7%, from fiscal 2024. The year-over-year decrease in SG&A expenses was primarily due to decreases in variable operating expenses associated with the decrease in sales volumes discussed above, from restructuring actions taken by the Company, and by the impact of changes in foreign currency translation rates.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2025, SG&A expenses as a percentage of sales were 7.9% and as a percentage of gross profit were 73.9%, as compared with 7.9% and 67.6%, respectively, in fiscal 2024. The increases in SG&A expenses as a percentage of gross profit resulted primarily from the decreases in sales and gross profit without a proportional reduction in SG&A expenses, resulting in lower operating leverage.

Restructuring, Integration and Other Expenses

In fiscal 2024, the Company initiated a restructuring plan to reduce SG&A expenses including within the Farnell operating group. These efforts continued in fiscal 2025 and included EC Americas and EC EMEA.

As a result of these restructuring initiatives, the Company incurred $56.1 million for restructuring expenses consisting of severance and other employee-related expenses of $32.2 million for reduction of over 400 employees across the Company, $5.6 million of facility exit costs primarily related to an office closure in the Americas, $14.9 million of asset impairments, and $3.4 million of other restructuring costs primarily related to software licenses not in use. The Company also recorded $14.5 million of integration costs, a benefit of $6.0 million for changes in estimates for costs associated with prior year restructuring actions, and $43.7 million of other costs primarily related to the estimated contingent liability associated with an ongoing consumption tax audit in Mexico.

See Note 13, “Commitments and contingencies” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to the consumption tax audit in Mexico.

The after-tax impact of restructuring, integration, and other expenses were $87.6 million and $1.01 per share on a diluted basis.

During fiscal 2024 the Company recorded restructuring, integration, and other expenses of $52.6 million, which consists of restructuring costs of $39.5 million, integration expenses of $13.1 million, and $5.5 million of other expenses, offset by a benefit of $5.5 million.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

Operating income for fiscal 2025 was $514.3 million, a decrease of $330.1 million or 39.1%, from fiscal 2024 operating income of $844.4 million. Operating income margin was 2.3% in fiscal 2025 compared to 3.6% in fiscal 2024. Adjusted operating income for fiscal 2025 was $624.0 million, a decrease of $276.0 million or 30.7%, from fiscal 2024 adjusted operating income of $900.0 million. Adjusted operating income margin was 2.8% in fiscal 2025 compared to 3.8% in fiscal 2024. The decreases in operating income and operating income margin are primarily due to the decrease in sales, lower gross profit margin, and impact from foreign currency exchange rates.

EC operating income decreased 25.3% to $708.2 million, and EC operating income margin decreased 87 basis points to 3.4% in fiscal 2025, with decreases in both the EMEA and Americas regions, offset by an increase in the Asia region. Farnell operating income decreased 49.3% to $32.8 million in fiscal 2025 and Farnell operating income margin decreased 179 basis points to 2.3% in fiscal 2025. The decreases in operating income and operating income margin in both operating groups are due to the decrease in gross profit primarily from lower sales and from a lower gross profit margin without a proportionate decrease in SG&A expenses.

Interest and Other Financing Expenses, Net and Other (Expense) Income, Net

Interest and other financing expenses for fiscal 2025 was $246.4 million, a decrease of $36.5 million, or 12.9%, compared with interest and other financing expenses of $282.9 million in fiscal 2024. The decrease in interest and other financing expenses in fiscal 2025 compared to fiscal 2024 is primarily a result of lower outstanding borrowings and average borrowing rates.

The Company had other expense of $17.3 million in fiscal 2025, compared to other expense of $15.7 million in fiscal 2024. The increase in other expenses is primarily due to foreign currency translation losses.

Gain on Legal Settlements and Other

During fiscal 2024, the Company recorded a gain on legal settlements and other of $86.5 million in connection with the settlement of claims filed against certain manufacturers of capacitors.

Income Tax

Income tax expenses were $10.4 million in fiscal 2025, reflecting an effective tax rate of 4.1% as compared to income tax expenses of $133.6 million in fiscal 2024, reflecting an effective tax rate of 21.1%. The decrease in the effective tax rate in fiscal 2025 as compared to fiscal 2024 was primarily due to the increases in tax attribute carryforwards, partially offset by increases to valuation allowances.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2025 was $240.2 million, or earnings per share on a diluted basis of $2.75, compared with fiscal 2024 net income of $498.7 million, or earnings per share on a diluted basis of $5.43.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash provided by operating activities was $724.5 million during fiscal 2025, compared to net cash provided by operating activities of $690.0 million during fiscal 2024. The $34.5 million increase in net cash provided by operating activities year over year is primarily due to improvements in cash used for working capital and other as working capital levels have begun to be more in line with sales including the reduction of inventories, offset by lower cash provided by net income. Cash generated by working capital and other was $402.2 million during fiscal 2025, compared to cash generated by working capital of $11.2 million during fiscal 2024, with the difference attributable primarily to decreases in inventory purchases and the timing of payments for inventory purchases. The Company also had decreases in accounts receivable due to cash collections and lower sales when compared to the prior fiscal year. Included in other, net was a gain of $9.2 million recognized on the sale of a building during fiscal 2025. The Company received $90.7 million of cash from legal settlements during fiscal 2024.

Financing Activities

Net repayments of debt totaled $274.9 million during fiscal 2025, including the repayment of $357.3 million under the Credit Facility, and $2.5 million for other debt, offset by net proceeds of $84.9 million under the Securitization Program. This compares to $156.5 million of net repayments during fiscal 2024. The Company paid cash dividends to shareholders of $1.32 per share, or $113.3 million, during fiscal 2025 as compared to $1.24 per share, or $112.0 million, during fiscal 2024. The Company has repurchased $303.5 million of common stock under the share repurchase plan during fiscal 2025 compared to $162.7 million during fiscal 2024.

Investing Activities

The Company’s purchases of property, plant and equipment decreased during fiscal 2025 by $79.0 million, when compared to fiscal 2024, primarily due to a distribution center investment in EMEA in fiscal 2024. Included in other, net were net proceeds of $9.2 million on the sale of a building received during fiscal 2025.

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

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the short-term working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2025 was $24.9 million.

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

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of June 28, 2025.

Covenants and Conditions

The Company’s Credit Facility contains certain covenants with various limitations on debt incurrence, share repurchases, dividends, investments and capital expenditures, and also includes a financial covenant requiring the Company to maintain a leverage ratio below a certain threshold. The Company was in compliance with all such covenants as of June 28, 2025.

The Company’s Securitization Program contains certain covenants relating to the quality of the receivables sold. If these conditions are not met, the Company may not be able to borrow any additional funds and the financial institutions may consider this an amortization event, as defined in the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables sold to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to meet the required covenants and conditions of the Securitization Program include the Company’s ongoing profitability and various other economic, market, and industry factors. The Company was in compliance with all such covenants as of June 28, 2025.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company held cash and cash equivalents of $192.4 million as of June 28, 2025, of which $181.8 million was held outside the United States. As of June 29, 2024, the Company held cash and cash equivalents of $310.9 million, of which $179.6 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $724.5 million in cash flows for operating activities during the fiscal year ended June 28, 2025.

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

As of June 28, 2025, there were $411.6 million of borrowings outstanding under the Credit Facility and $0.9 million in letters of credit issued, and $500.0 million outstanding under the Securitization Program. During fiscal 2025, the Company had an average daily balance outstanding under the Credit Facility of approximately $1.00 billion and $490.5 million under the Securitization Program. During fiscal 2024, the Company had an average daily balance outstanding under the Credit Facility of approximately $1.17 billion and $596.7 million under the Securitization Program. The Company expects to redeem the $550.0 million of 4.63% Notes due April 2026 either through the issuance of new debt or from available borrowing capacity under the Credit Facility. As of June 28, 2025, the combined availability under the Credit Facility and the Securitization Program was $1.09 billion. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

The Company has the following contractual obligations outstanding as of June 28, 2025 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$2,670.8	$637.2	$1,000.0	$411.6	$622.0
Interest expense on long-term debt obligations(2)	$430.4	$117.8	$177.0	$92.4	$43.2
Operating lease obligations(3)	$380.5	$60.7	$70.9	$36.8	$212.1

(1)	Includes amounts due within one year and excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2025 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

The Company purchases inventories in the normal course of business throughout the year through the issuance of purchase orders to suppliers. During fiscal 2025, the Company’s cost of sales, substantially all of which related to the underlying purchase of inventories was $19.8 billion and the Company had $5.2 billion of inventories as of June 28, 2025. The Company expects to continue to purchase sufficient inventory to meet its customers’ demands in fiscal year 2026, some of which relates to outstanding purchase orders at the end of fiscal 2025. Outstanding purchase orders with suppliers may be non-cancellable/non-returnable at the point such orders are issued or may become non-cancellable at some point in the future, typically within 30 days to 90 days from the requested delivery date of inventories.

At June 28, 2025, the Company had an estimated liability for income tax contingencies of $120.5 million, which is not included in the above table. Immaterial cash payments associated with the settlement of these liabilities are expected to be paid within the next 12 months. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

As of June 28, 2025, the Company may repurchase up to an aggregate of $364.1 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During fiscal 2025, the Company repurchased $301.4 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2025, the Board of Directors approved a dividend of $0.33 per share, which resulted in $27.7 million of dividend payments during the quarter.

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

During fiscal 2026 the Company may use cash for investing and financing activities including the payment of cash dividends and capital expenditures for distribution centers and information systems including digital tools and capabilities. The Company may also use cash in fiscal 2026 for share repurchases and for acquisitions.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2025 relate to the valuation of inventories and accounting for income taxes.

Valuation of Inventories

Inventories are recorded at the lower of cost or estimated net realizable value. Inventory cost includes the purchase price of finished goods, and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company’s inventories include electronic components sold into changing, cyclical, and competitive markets, so inventories may decline in market value or become obsolete.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering financial arrangements, from time to time, which are intended to provide an economic hedge against all, or a portion of, the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not economically hedged.

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 28, 2025 (dollars in millions):

	Fiscal Year
	2026	2027	2028	2029	2030	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$552.9	$—	$500.0	$—	$—	$622.0	$1,674.9
Floating rate debt	$84.3	$500.0	$—	$—	$411.6	$—	$995.9
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 28, 2025, and June 29, 2024 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 28, 2025	at June 28, 2025	at June 29, 2024	June 29, 2024
Liabilities:
Fixed rate debt(1)	$1,674.9	$1,660.5	$1,675.4	$1,621.1
Average interest rate	5.0%		5.0%
Floating rate debt	$995.9	$995.9	$1,235.5	$1,235.5
Average interest rate	5.3%		5.5%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged. Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 28, 2025, would result in an increase or decrease of approximately $25.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 2, “Derivative financial instruments” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Avnet, Inc. and subsidiaries (the Company) as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2025, and the related notes and financial statement schedules II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of accounting for income taxes

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company recognized $324.0 million of deferred tax assets, net and income tax expense of $10.4 million as of and for the year ended June 28, 2025. The Company conducts business globally and consequently is subject to U.S. federal, state, and local income taxes as well as foreign income taxes in many of the jurisdictions in which it operates. The Company exercises judgment for the interpretation and application of such current tax regulations.

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

Phoenix, Arizona

August 15, 2025

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28,	June 29,
	2025	2024

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$192,428	$310,941
Receivables	4,327,450	4,391,187
Inventories	5,235,485	5,468,730
Prepaid and other current assets	263,374	199,694
Total current assets	10,018,737	10,370,552
Property, plant and equipment, net	667,247	568,169
Goodwill	837,031	780,984
Operating lease assets	201,896	208,971
Other assets	393,642	280,471
Total assets	$12,118,553	$12,209,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$87,284	$492,711
Accounts payable	3,487,419	3,345,510
Accrued expenses and other	497,154	573,055
Short-term operating lease liabilities	56,247	53,993
Total current liabilities	4,128,104	4,465,269
Long-term debt	2,574,729	2,406,629
Long-term operating lease liabilities	159,449	173,886
Other liabilities	244,776	237,859
Total liabilities	7,107,058	7,283,643
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 83,853,935 shares and 89,045,996 shares, respectively	83,854	89,046
Additional paid-in capital	1,755,141	1,721,369
Retained earnings	3,430,193	3,601,812
Accumulated other comprehensive loss	(257,693)	(486,723)
Total shareholders’ equity	5,011,495	4,925,504
Total liabilities and shareholders’ equity	$12,118,553	$12,209,147

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands, except per share amounts)
Sales	$22,200,754	$23,757,129	$26,536,881
Cost of sales	19,815,798	20,990,687	23,354,738
Gross profit	2,384,956	2,766,442	3,182,143
Selling, general and administrative expenses	1,762,386	1,869,525	1,967,305
Restructuring, integration, and other expenses	108,316	52,550	28,038
Operating income	514,254	844,367	1,186,800
Other (expense) income, net	(17,283)	(15,736)	9,908
Interest and other financing expenses, net	(246,402)	(282,867)	(250,869)
Gain on legal settlements and other	—	86,499	37,037
Income before taxes	250,569	632,263	982,876
Income tax expense	10,352	133,564	212,048
Net income	$240,217	$498,699	$770,828

Earnings per share:
Basic	$2.78	$5.51	$8.37
Diluted	$2.75	$5.43	$8.26

Shares used to compute earnings per share:
Basic	86,266	90,567	92,043
Diluted	87,413	91,837	93,368
Cash dividends paid per common share	$1.32	$1.24	$1.16

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Net income	$240,217	$498,699	$770,828
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	304,255	(60,434)	64,486
Cross-currency swap	(52,902)	6,608	(22,849)
Pension adjustments	(22,323)	(23,516)	30,230
Total other comprehensive income (loss), net of tax	229,030	(77,342)	71,867
Total comprehensive income, net of tax	$469,247	$421,357	$842,695

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 28, 2025, June 29, 2024, and July 1, 2023

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 2, 2022	95,702	$95,702	$1,656,907	$2,921,399	$(481,248)	$4,192,760
Net income	—	—	—	770,828	—	770,828
Translation adjustments and other	—	—	—	—	64,486	64,486
Pension liability adjustments, net of tax of $8,146	—	—	—	—	30,230	30,230
Cross-currency swap	—	—	—	—	(22,849)	(22,849)
Cash dividends ($1.16 per share)	—	—	—	(106,325)	—	(106,325)
Repurchases of common stock	(5,085)	(5,085)	—	(207,690)	—	(212,775)
Stock-based compensation	887	887	34,427	—	—	35,314
Balance, July 1, 2023	91,504	91,504	1,691,334	3,378,212	(409,381)	4,751,669
Net income	—	—	—	498,699	—	498,699
Translation adjustments and other	—	—	—	—	(60,434)	(60,434)
Pension liability adjustments, net of tax of $7,648	—	—	—	—	(23,516)	(23,516)
Cross-currency swap	—	—	—	—	6,608	6,608
Cash dividends ($1.24 per share)	—	—	—	(111,963)	—	(111,963)
Repurchases of common stock, including $1,652 of excise tax	(3,293)	(3,293)	—	(163,136)	—	(166,429)
Stock-based compensation	835	835	30,035	—	—	30,870
Balance, June 29, 2024	89,046	89,046	1,721,369	3,601,812	(486,723)	4,925,504
Net income	—	—	—	240,217	—	240,217
Translation adjustments and other	—	—	—	—	304,255	304,255
Pension liability adjustments, net of tax of $6,392	—	—	—	—	(22,323)	(22,323)
Cross-currency swap	—	—	—	—	(52,902)	(52,902)
Cash dividends ($1.32 per share)	—	—	—	(113,310)	—	(113,310)
Repurchases of common stock, including $3,013 of excise tax	(5,923)	(5,923)	—	(298,526)	—	(304,449)
Stock-based compensation	731	731	33,772	—	—	34,503
Balance, June 28, 2025	83,854	$83,854	$1,755,141	$3,430,193	$(257,693)	$5,011,495

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$240,217	$498,699	$770,828

Non-cash and other reconciling items:
Depreciation and amortization	71,616	86,708	88,613
Amortization of operating lease assets	53,579	53,796	54,392
Deferred income taxes	(105,412)	(9,749)	(37,060)
Stock-based compensation	36,399	33,496	38,781
Other, net	25,942	15,800	52,142
Changes in (net of effects from businesses acquired and divested):
Receivables	183,533	316,218	(461,117)
Inventories	409,553	(51,203)	(1,173,124)
Accounts payable	101,702	4,496	(75,943)
Accrued expenses and other, net	(292,625)	(258,277)	28,785
Net cash flows provided by (used for) operating activities	724,504	689,984	(713,703)

Cash flows from financing activities:
Issuance of notes, net of discounts	—	—	498,615
Borrowings (repayments) under accounts receivable securitization, net	84,900	(140,700)	258,000
(Repayments) borrowings under senior unsecured credit facility, net	(357,299)	(43,277)	728,182
(Repayments) borrowings under bank credit facilities and other debt, net	(2,451)	27,491	(96,209)
Repurchases of common stock	(303,490)	(162,723)	(221,730)
Dividends paid on common stock	(113,310)	(111,963)	(106,325)
Other, net	(1,876)	(2,627)	(5,777)
Net cash flows (used for) provided by financing activities	(693,526)	(433,799)	1,054,756

Cash flows from investing activities:
Purchases of property, plant and equipment	(147,474)	(226,478)	(194,674)
Other, net	10,347	994	(16,877)
Net cash flows used for investing activities	(137,127)	(225,484)	(211,551)

Effect of currency exchange rate changes on cash and cash equivalents	(12,364)	(7,990)	5,035

Cash and cash equivalents:
— (decrease) increase	(118,513)	22,711	134,537
— at beginning of period	310,941	288,230	153,693
— at end of period	$192,428	$310,941	$288,230

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

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2025, 2024 and 2023 contain 52 weeks. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value. Inventory cost includes the purchase price of finished goods, and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, vendor rebates, excess, and obsolescence allowances, or price protections provided by the Company’s suppliers. It records the lower of cost or net realizable value write-down if any inventories have a cost in excess of such inventories’ estimated net realizable value.

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

Leases — Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 13 years. The Company’s equipment leases are primarily for automobiles, distribution center equipment and office equipment, which are not material to the consolidated financial statements.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company does not amortize goodwill but instead tests goodwill for impairment at least annually in the fourth quarter. If necessary, the Company records any impairment resulting from such goodwill impairment testing as a component of operating expenses. Impairment testing is performed at the reporting unit level, which is defined as the same, or one level below, an operating segment. The Company will perform an interim impairment test between required annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

For contracts related to the specialized manufacture of products for customers with no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, the Company recognizes revenue over time as control of the products transfer through the manufacturing process, which is typically over a few weeks. The contract assets associated with such specialized manufacturing products are not material.

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

Stock-based compensation — The Company measures stock-based payments at fair value and generally recognizes the associated operating expense in the consolidated statements of operations over the requisite service period. A stock-based payment is considered vested for accounting expense attribution purposes when the employee’s retention of the award is no longer contingent on providing continued service. Accordingly, the Company recognizes all stock-based compensation expense for awards granted to retirement eligible employees over the period from the grant date to the date retirement eligibility is achieved, if less than the stated requisite service period. The expense attribution approach for retirement eligible employees does not affect the overall amount of compensation expense recognized but instead accelerates the recognition of such expense.

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

Concentration of credit risk — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities, and trade accounts receivable. The Company invests its excess cash primarily in overnight time deposits and institutional money market funds with highly rated financial institutions. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and, in some instances, has obtained credit insurance coverage to reduce such risk. The Company maintains reserves for potential credit losses from customers but has not historically experienced material losses related to individual customers or groups of customers in any particular end market or geographic area.

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2025, 2024, and 2023, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at June 28, 2025, due to the short-term nature of these assets and liabilities. At June 28, 2025, and June 29, 2024, the Company had $3.5 million and $14.1 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other expense, net” in the Company’s consolidated statements of operations. As of June 28, 2025, the Company’s investment in a venture was $23.5 million.

Environmental liabilities — The Company accrues for environmental liabilities when it is probable that obligations have been incurred, and the associated amounts can be reasonably estimated. The Company uses a third-party specialist to assist in appropriately measuring its obligations associated with environmental liabilities. Such liabilities are adjusted as new information develops or circumstances change. The Company does not discount its environmental liabilities as the timing of the anticipated cash payments is not fixed or readily determinable. The Company’s estimate of its potential liability is independent of any potential recovery of insurance proceeds or indemnification arrangements and the Company’s environmental liabilities have not been reduced for potential insurance recoveries.

Recently adopted accounting pronouncements — In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires the Company to disclose

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant segment expenses, the title and position of the Company’s Chief Operating Decision Maker (CODM), and an explanation of how the Company’s reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. The Company adopted this guidance in the fourth quarter of fiscal 2025 on a retrospective basis. The Company’s adoption of ASU No. 2023-07 did not have a material impact on the Company's consolidated financial statements but did require additional disclosures. Refer to Note 16 “Segment information.”

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

The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions using of derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The fair value of forward foreign currency exchange contracts is based on Level 2 criteria under the ASC 820 fair value hierarchy. The Company’s master netting and other similar arrangements with various financial institutions related to derivative financial instruments allow for the right of offset. The Company’s policy is to present derivative financial instruments with the same counterparty as either a net asset or liability when the right of offset exists. Under the Company’s economic hedging policies, gains and losses on the derivative financial instruments are classified within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	June 28,	June 29,
	2025	2024

	(Thousands)
Economic hedges
Prepaid and other current assets	$43,750	$12,116
Accrued expenses and other	$27,640	$16,957
Cross-currency swap
Other liabilities	$69,143	$16,241

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Years Ended
		June 28,	June 29,	July 1,
		2025	2024	2023

		(Thousands)
Economic hedges	Other expense, net	$15,543	$(31,666)	$40,454
Cross currency swap	Interest and other financing expense, net	$4,071	$4,536	$1,635

3. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within “Accumulated other comprehensive loss”:

	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Accumulated translation adjustments and other	$(131,448)	$(382,801)	$(328,975)
Accumulated pension liability adjustments, net of income taxes	(126,245)	(103,922)	(80,406)
Total accumulated other comprehensive loss	$(257,693)	$(486,723)	$(409,381)

Substantially all amounts reclassified out of “Accumulated comprehensive loss, net of tax”, to operating expenses during fiscal 2025, 2024, and 2023 related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

In August 2024, the Company’s Board of Directors approved an increase in the Company’s existing share repurchase plan. With this increase, the Company is authorized to repurchase up to an aggregate of $600 million of common stock. During fiscal 2025, the Company repurchased 5.9 million shares under existing programs for a total cost of $301.4 million, excluding excise tax. As of June 28, 2025, the Company had $364.1 million remaining under its increased share repurchase authorization.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock dividend

During fiscal 2025, the Company paid dividends of $1.32 per common share and $113.3 million in total.

4. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	June 28,	June 29,
	2025	2024

	(Thousands)
Receivables	$4,435,645	$4,499,691
Allowance for Credit Losses	$(108,195)	$(108,504)

The Company had the following activity in the allowance for credit losses during fiscal 2025 and fiscal 2024:

	June 28,	June 29,
	2025	2024

	(Thousands)
Balance at beginning of the period	$108,504	$112,843
Credit Loss Provisions	3,503	12,570
Credit Loss Recoveries	702	208
Receivables Write Offs	(10,498)	(15,852)
Foreign Currency Effect and Other	5,984	(1,265)
Balance at end of the period	$108,195	$108,504

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 6% and 7% of inventories as of June 28, 2025, and June 29, 2024, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	June 28, 2025	June 29, 2024

	(Thousands)
Buildings	$258,653	$137,460
Machinery, fixtures and equipment	305,864	275,171
Information technology hardware and software	893,572	903,812
Leasehold improvements	151,745	138,757
Depreciable property, plant and equipment, gross	1,609,834	1,455,200
Accumulated depreciation	(1,191,652)	(1,144,018)
Depreciable property, plant and equipment, net	418,182	311,182
Land	31,898	29,365
Construction in progress	217,167	227,622
Property, plant and equipment, net	$667,247	$568,169

Depreciation expense related to property, plant, and equipment, was $70.2 million, $83.6 million and $82.6 million in fiscal 2025, 2024, and 2023, respectively. Interest expense capitalized during fiscal 2025, 2024, and 2023 was not material.

6. Goodwill

Goodwill

The following table presents the change in goodwill balances by reportable segment for fiscal year 2025.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 29, 2024 (1)	$295,957	$485,027	$780,984
Foreign currency translation	13,781	42,266	56,047
Carrying value at June 28, 2025 (1)	$309,738	$527,293	$837,031
(1)	Includes accumulated impairment of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Short-term debt consists of the following (carrying balances in thousands):

	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program	—	6.19%	$—	$415,100
Other short-term debt	5.17%	5.43%	87,284	77,611
Short-term debt			$87,284	$492,711

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

	Interest Rate		Carrying Balance
Revolving credit facilities:
Accounts receivable securitization program (due December 2026)	5.18%	—	$500,000	$—
Credit Facility (due January 2030)	5.46%	5.05%	411,586	745,480
Other long-term debt	4.74%	4.74%	21,975	22,748
Public notes due:
April 2026 (1)	4.63%	4.63%	550,000	550,000
March 2028	6.25%	6.25%	500,000	500,000
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,583,561	2,418,228
Discount and debt issuance costs – unamortized			(8,832)	(11,599)
Long-term debt			$2,574,729	$2,406,629

(1)	As of June 28, 2025, the Company classified its $550 million of 4.63% Notes due April 2026 as long-term debt based on its ability and intent to refinance these notes on a long-term basis.

In December 2024, the Company amended and extended for two years its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions which is due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500.0 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $813.9 million and $1.05 billion at June 28, 2025, and June 29, 2024, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were $500.0 million and $415.1 million borrowings outstanding under the Securitization Program as of June 28, 2025, and as of June 29, 2024, respectively.

In January 2025, the Company amended and extended its five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in January 2030. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a minimum leverage ratio, which the Company was in compliance with as of June 28, 2025. At June 28, 2025, and June 29, 2024, there were $0.9 million in letters of credit issued under the Credit Facility.

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2026	$637,284
2027	500,000
2028	500,000
2029	—
2030	411,586
Thereafter	621,975
Subtotal	2,670,845
Discount and debt issuance costs – unamortized	(8,832)
Total debt	$2,662,013

At June 28, 2025, the carrying value and fair value of the Company’s total debt was $2.66 billion and $2.65 billion, respectively. At June 29, 2024, the carrying value and fair value of the Company’s total debt was $2.90 billion and $2.85 billion, respectively. Fair value for the public notes was estimated based upon quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 28, 2025	June 29, 2024

	(Thousands)
Accrued salaries and benefits	$208,723	$213,641
Accrued operating costs	131,951	184,007
Accrued interest and banking costs	49,324	34,811
Accrued restructuring costs	21,612	24,660
Accrued income taxes	12,409	46,143
Accrued property, plant and equipment	16,538	20,451
Accrued other	56,597	49,342
Total accrued expenses and other	$497,154	$573,055

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income taxes

The components of income tax expense (“tax provision”) are included in the table below.

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023

	(Thousands)
Current:
Federal	$14,165	$50,428	$64,224
State and local	5,104	4,519	7,865
Foreign	90,637	94,663	173,450
Total current taxes	109,906	149,610	245,539
Deferred:
Federal	3,509	(16,452)	(15,422)
State and local	2,714	86	2,606
Foreign	(105,777)	320	(20,675)
Total deferred taxes	(99,554)	(16,046)	(33,491)
Income tax expense	$10,352	$133,564	$212,048

The tax provision is computed based upon income before income taxes from both U.S. and foreign operations. U.S. income before income taxes was $34.0 million, $186.6 million, and $250.8 million in fiscal 2025, 2024, and 2023, respectively, and foreign income before income taxes was $216.6 million, $445.6 million, and $732.1 million, in fiscal 2025, 2024, and 2023, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA"). The IRA includes various tax provisions, including a 15% corporate minimum income tax rate ("CAMT"). The CAMT is effective for tax periods beginning with fiscal 2024. The company has determined that there is no CAMT liability in fiscal 2025, but will continue to monitor.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBB”). The bill includes extensions of current tax provisions and makes many significant tax changes. Most of the provisions enacted by the OBBB takes effect in fiscal year 2026 while a few provisions were retroactive to fiscal 2025. The company expects no material adverse impact related to the OBBB; however, the Company will continue to monitor developments and evaluate any potential future impacts.

The Organization for Economic Co-operation and Development (OECD) has enacted a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of Pillar Two rules. The Company was subject to Pillar Two rules starting in fiscal 2025. As of June 28, 2025, Pillar Two taxes do not have a significant impact on the Company’s income tax expense. The Company is continuing to monitor the relevant developments and evaluate the potential impacts.

The Company asserts that all its unremitted foreign earnings are permanently reinvested, and any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the U.S. federal statutory income tax rate to the effective income tax rates are as follows:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes	1.3	0.9	0.9
Tax on foreign income	(1.8)	(2.1)	0.5
Change in valuation allowances	8.1	0.8	0.5
Change in unrecognized tax benefit reserves	(4.8)	0.1	(0.5)
Tax audit settlements	3.6	0.3	0.3
Impact of tax attribute carryforwards	(26.2)	—	—
Impact on foreign currency translation loss	—	—	(1.2)
Other, net	2.9	0.1	0.1
Effective tax rate	4.1%	21.1%	21.6%

Tax on foreign income represents the tax rate impact of the difference between foreign rates and the U.S. federal statutory rate applied to foreign income or loss and foreign income taxed in the U.S. at rates other than its statutory rate.

Avnet’s effective tax rate on income before income taxes was 4.1% in fiscal 2025 as compared with an effective tax rate of 21.1% on fiscal 2024 income before income taxes. Included in the fiscal 2025 effective tax rate are tax benefit related to tax attribute carryforwards, tax expense related to the increase to valuation allowances against the deferred tax assets, tax audit settlements, and U.S. state taxes.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities, included in “Other assets” on the consolidated balance sheets, are as follows:

	June 28,	June 29,
	2025	2024

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$264,043	$207,087
Depreciation and amortization	8,801	18,501
Inventories valuation	19,070	19,022
Operating lease liabilities	48,842	51,581
Receivables valuation	17,510	18,417
Interest deductions	77,004	51,388
Various accrued liabilities and other	189,583	103,346
	624,853	469,342
Less — valuation allowances	(253,618)	(216,179)
	371,235	253,163
Deferred tax liabilities:
Operating lease assets	(47,222)	(49,956)
Net deferred tax assets	$324,013	$203,207

The change in valuation allowances in fiscal 2025 from fiscal 2024 was related to a $22.2 million increase resulting from true ups related to prior years, and a $15.2 million increase resulting from changing foreign exchange rates.

As of June 28, 2025, the Company had net operating and capital loss carry-forwards of approximately $1.20 billion, of which $13.6 million will expire during fiscal 2026 and fiscal 2027, $209.9 million have expiration dates ranging from fiscal 2028 to fiscal 2044, and the remaining $976.5 million have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 28, 2025, unrecognized tax benefits were $120.5 million. The estimated liability for unrecognized tax benefits included accrued interest expense and penalties of $28.0 million and $29.6 million as of the end of fiscal 2025 and 2024, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	June 28, 2025	June 29, 2024

	(Thousands)
Balance at beginning of year	$100,661	$102,841
Additions for tax positions taken in prior periods	1,078	86
Reductions for tax positions taken in prior periods	(7,159)	(3,242)
Additions for tax positions taken in current period	3,974	6,814
Reductions related to settlements with taxing authorities	(7,533)	(1,862)
Reductions related to the lapse of applicable statutes of limitations	(352)	(3,427)
Adjustments related to foreign currency translation	1,909	(549)
Balance at end of year	$92,578	$100,661

The evaluation of uncertain income tax positions requires management to estimate the ability of the Company to sustain its position with applicable tax authorities and estimate the final benefit to the Company. If the actual outcomes differ from the Company’s estimates, there could be an impact on income tax expense in the period in which the position is settled, the applicable statutes of limitations expire, or new information becomes available, as the impact of these events are recognized in the period in which they occur. It is difficult to estimate the period in which the amount of a tax position will change as settlement may include administrative and legal proceedings beyond the Company’s control. The effects of settling tax positions with tax authorities and statute expirations may significantly impact the estimate for unrecognized tax benefits. Within the next twelve months, the Company estimates that approximately $13.2 million of these liabilities for unrecognized tax benefits will be settled by the expiration of the statutes of limitations or through settlements with the tax authorities. The cash payment related to the settlement of these contingencies is expected to be immaterial.

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2016, 2017, 2019 - 2025
Taiwan	2020 - 2025
Hong Kong	2019 - 2025
Germany	2023 - 2025
Singapore	2020 - 2025
Belgium	2022 - 2025
United Kingdom	2022 - 2025
Canada	2018 - 2025

10. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. Employees (the “Plan”).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan meets the definition of a defined benefit plan and, as a result, the Company applies ASC 715 pension accounting to the Plan.

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2025 and 2024:

	June 28,	June 29,
	2025	2024

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$470,843	$471,401
Service cost	11,480	10,252
Interest cost	24,732	24,579
Actuarial loss	11,292	1,202
Benefits paid	(44,367)	(36,591)
Benefit obligations at end of year	$473,980	$470,843
Changes in plan assets:
Fair value of plan assets at beginning of year	$480,705	$504,348
Actual return on plan assets	33,220	4,948
Benefits paid	(44,367)	(36,591)
Contributions	8,000	8,000
Fair value of plan assets at end of year	$477,558	$480,705
Funded status of the plan recognized as a non-current asset	$3,578	$9,862

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$199,856	$185,284
Unamortized prior service cost	16	20
	$199,872	$185,304
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$17,584	$36,195
Amortization of net actuarial losses	(5,222)	(222)
Amortization of prior service costs	(4)	(4)
	$12,358	$35,969

Included in “Accumulated other comprehensive loss” at June 28, 2025, is $199.9 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $11.4 million is expected to be recognized as a component of net periodic pension cost during fiscal 2026.

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2025	2024
Discount rate	5.5%	5.5%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 28, 2025. The estimated discount rate in fiscal 2025 and fiscal 2024 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine net benefit costs are as follows:

	2025	2024
Discount rate	5.5%	5.4%
Expected return on plan assets	7.5%	7.0%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.3%	4.0%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Service cost within selling, general and administrative expenses	$11,480	$10,252	$12,015

Interest cost	24,732	24,579	26,730
Expected return on plan assets	(41,721)	(39,941)	(48,860)
Recognized net actuarial loss and other	5,226	227	2,473
Net loss recognized due to benefit obligation settlement	—	—	37,350
Total net periodic pension benefit within other expense, net	(11,763)	(15,135)	17,693

Net periodic pension (benefit) cost	$(283)	$(4,883)	$29,708

The Company made $8.0 million of contributions in fiscal 2025 and fiscal 2024 and expects to make approximately $8.0 million of contributions in fiscal 2026.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2026	$48,424
2027	37,071
2028	39,736
2029	40,566
2030	40,752
2031 through 2035	206,028

The Plan’s assets are held in trust and were invested as follows as of the measurement date at the end of fiscal 2025 and 2024:

	2025	2024
Equity securities	64%	69%
Fixed income debt securities	32%	29%
Cash and cash equivalents	4%	2%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2026 is currently 8.0%, which is

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of June 28, 2025, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of June 28, 2025:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$17,880	$—	$—	$—	$17,880
Return Seeking Investments:
Common stocks	—	—	—	147,890	147,890
Real estate	—	—	—	74,747	74,747
High yield credit and bonds	—	—	—	84,857	84,857
Fixed Income Investments:
U.S. government	—	—	—	113,401	113,401
Corporate	—	—	—	38,783	38,783
Total	$17,880	$—	$—	$459,678	$477,558

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of June 28, 2025.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023
Operating lease cost	$64,349	$63,514	$67,478
Variable lease cost	33,036	29,560	21,422
Total lease cost	$97,385	$93,074	$88,900

Future minimum operating lease payments as of June 28, 2025, are as follows (in thousands):

Fiscal Year
2026	$60,682
2027	41,206
2028	29,736
2029	21,986
2030	14,800
Thereafter	212,104
Total future operating lease payments	380,514
Total imputed interest on operating lease liabilities	(164,818)
Total operating lease liabilities	$215,696

Other information pertaining to operating leases consists of the following:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	14.0	7.5	8.2
Weighted-average discount rate	4.1%	3.8%	3.8%

Supplemental Cash Flow Information (in thousands)
Cash paid for operating lease liabilities	$58,474	$57,572	$58,111
Operating lease assets obtained from new operating lease liabilities	$92,647	$47,668	$48,038

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2025, 2024, and 2023, the Company recorded stock-based compensation expense of $36.4 million, $33.5 million, and $38.8 million, respectively, for all forms of stock-based compensation awards.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock plan

At June 28, 2025, the Company had 4.7 million shares of common stock reserved for stock-based payments, which consisted of 0.8 million shares for unvested or unexercised stock options, 2.5 million shares available for stock-based awards under plans approved by shareholders, and 1.3 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

There were no stock options granted in fiscal 2025 and 2024, and the stock-based compensation expense and unamortized stock-based compensation associated with stock options were not material.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 28, 2025, 1.0 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $34.3 million, $32.6 million, and $30.5 million for fiscal years 2025, 2024, and 2023, respectively.

The following is a summary of the changes in non-vested restricted stock units during fiscal 2025:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 29, 2024	1,084,587	$44.02
Granted	704,020	52.06
Vested	(700,260)	44.79
Forfeited	(44,591)	47.58
Non-vested restricted stock units at June 28, 2025	1,043,756	$48.78

As of June 28, 2025, there was $21.4 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2025, 2024, and 2023, was $31.4 million, $31.0 million, and $28.6 million, respectively.

Performance share units

The Company granted 0.2 million performance share units during fiscal 2025, 2024, and 2023. During fiscal 2025, 2024, and 2023, the stock-based compensation expense associated with the performance share units was not material.

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

As of June 28, 2025, and June 29, 2024, the Company had aggregate undiscounted estimated liabilities of $9.6 million and $17.2 million, respectively, classified within accrued expenses and other for other compliance-related matters that were reasonably estimable as of such dates.

Contingent Liability for Mexico Consumption Tax Audit

The Company’s facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program. This program provides for reduced tariffs and eased import regulations. In September 2023, the Mexican customs and tax authority (Servicio de Administracion Tributaria (SAT)) opened an audit related to the Company’s participation in the IMMEX program for the period January 11, 2019, to January 11, 2020. The SAT initially asserted that the Company’s subsidiary, Avnet de Mexico S.A. de C.V., has underpaid value-added taxes (VAT) and is also liable for inflationary and interest adjustments, fines, and penalties. The Company disputes the SAT’s assertion and is working to resolve the issue through various administrative, legal, and diplomatic channels. The SAT has not issued a final assessment. The Company is not able to predict the outcome of this matter with certainty, including the timing of any resolution and the amount of any assessment. However, based on information available as of the balance sheet date, it is probable that Avnet de Mexico will ultimately incur an assessment. Consequently, the Company recorded a net loss contingency of $43.4 million within “restructuring, integration and other expenses” in the Company’s consolidated statement of operations for fiscal year 2025. That amount is the Company’s best estimate of the losses from this matter and is subject to change based on the results of the SAT audit, the Company’s ability to recover VAT, and any administrative processes or legal appeals.

Gain on Legal Settlements and Other

During fiscal 2024, the Company recorded gains on legal settlements and other of $86.5 million in connection with the settlements of claims filed against certain manufacturers of capacitors. The Company received $90.7 million in cash, of which $86.5 million related to the gain recognized in fiscal 2024. Gains from legal settlements were classified as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Earnings per share

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands, except per share data)
Numerator:
Net income	$240,217	$498,699	$770,828

Denominator:
Weighted average common shares for basic earnings per share	86,266	90,567	92,043
Net effect of dilutive stock-based compensation awards	1,147	1,270	1,325
Weighted average common shares for diluted earnings per share	87,413	91,837	93,368
Basic earnings per share	$2.78	$5.51	$8.37
Diluted earnings per share	$2.75	$5.43	$8.26
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	79	140

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Provision for credit losses	$3,503	$12,570	$16,798
Periodic pension cost (benefit) (1)	2,093	(663)	30,424
Other, net	20,346	3,893	4,920
Total	$25,942	$15,800	$52,142
(1) Included net loss recognized due to benefit obligation settlement of $37,350 in fiscal 2023.

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$16,538	$20,451	$28,771
Non-cash Financing Activities:
Unsettled share repurchases	—	$2,054	—
Supplemental Cash Flow Information:
Interest	$287,592	$351,374	$261,586
Income tax payments, net	$245,995	$208,585	$216,780

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

Avnet’s EC operating group primarily supports high and medium-volume customers. It markets, sells, and distributes electronic components from many of the world’s leading electronic component manufacturers, including semiconductors, IP&E components (interconnect, passive and electromechanical components), and other integrated and embedded components. EC serves a variety of markets ranging from industrial to automotive to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, supply chain, programming, logistics, and post-sales services. Within the EC operating group for 2025, net sales of approximately $17.00 billion consist of semiconductor products, approximately $3.30 billion consist of interconnect, passive, and electromechanical components, and approximately $371.8 million consist of computers, and approximately $85.6 million consists of other products and services.

Avnet’s Farnell operating group primarily supports lower-volume customers that need electronic components quickly to develop, prototype, and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components, industrial automation components, and test and measurement products to both engineers and entrepreneurs, primarily through an e-commerce channel. Farnell also distributes new product introductions for its suppliers across their various product categories. Within the Farnell operating group for 2025, net sales of approximately $206.9 million consists of semiconductor products, approximately $680.3 million consists of interconnect, passive, and electromechanical components, approximately $157.0 million consists of single-board computers, and approximately $401.6 million consists of other products and services, including test and measurement and maintenance, repair, and operations products.

The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The CODM evaluates the performance of both reportable segments based on operating income. Sales, net gross profit, and operating expenses are also monitored closely. This information is used to monitor operating margins, measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Millions)
Sales:
Electronic Components	$20,755.0	$22,160.0	$24,802.6
Farnell	1,445.8	1,597.1	1,734.3
	$22,200.8	$23,757.1	$26,536.9
Significant Segment Expenses and Operating Income:
Electronic Components
Gross profit	$2,008.3	$2,312.4	$2,612.4
Selling, general and administrative expenses	1,300.1	1,364.9	1,432.8
Electronic Components operating income	$708.2	$947.5	$1,179.6

Farnell
Gross profit	$376.7	$454.0	$569.8
Selling, general and administrative expenses	343.8	389.2	404.3
Premier Farnell operating income	$32.8	$64.8	$165.5

Total reportable segment operating income	$741.0	$1,012.4	$1,345.1

Corporate
Corporate expenses	$(116.9)	$(112.3)	$(124.2)
Restructuring, integration, and other expenses	(108.3)	(52.6)	(28.0)
Amortization of acquired intangible assets and other	(1.5)	(3.1)	(6.1)
Total Avnet operating income	$514.3	$844.4	$1,186.8

Assets:
Electronic Components	$9,984.9	$10,162.8	$10,375.4
Farnell	1,742.4	1,707.9	1,659.0
Corporate	391.2	338.4	442.8
	$12,118.6	$12,209.1	$12,477.2
Capital expenditures:
Electronic Components	$90.6	$176.5	$153.4
Farnell	21.4	49.9	41.2
Corporate	35.5	0.1	0.1
	$147.5	$226.5	$194.7
Depreciation & amortization expense:
Electronic Components	$51.7	$60.6	$63.6
Farnell	19.8	26.0	24.8
Corporate	0.1	0.1	0.2
	$71.6	$86.7	$88.6
Sales, by geographic area:
Americas	$5,300.0	$5,919.2	$6,807.7
EMEA	6,409.6	8,395.0	9,229.4
Asia	10,491.2	9,442.9	10,499.8
	$22,200.8	$23,757.1	$26,536.9
Property, plant and equipment, net, by geographic area:
Americas	$154.9	$109.7	$105.3
EMEA	489.7	435.3	310.9
Asia	22.6	23.2	25.4
	$667.2	$568.2	$441.6

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by country are as follows:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Millions)
Sales:
Taiwan	$4,676.1	$4,032.4	$4,233.3
China (including Hong Kong)	3,520.5	3,206.7	3,395.8
Germany	2,242.2	3,240.3	3,892.2
Singapore	1,360.0	1,298.4	1,497.0
Belgium	1,233.8	1,422.6	1,549.6
Other	4,151.8	5,030.8	5,623.8
Total foreign	$17,184.4	$18,231.2	$20,191.7
United States	$5,016.4	$5,525.9	$6,345.2
Total	$22,200.8	$23,757.1	$26,536.9

Property, plant and equipment, net, by country are as follows:

	Years Ended
	June 28,	June 29,	July 1,
	2025	2024	2023

	(Millions)
Property, plant and equipment, net:
Germany	$366.5	$307.7	$196.0
United Kingdom	104.4	105.7	92.6
Belgium	13.5	14.0	15.5
Other	35.8	33.7	35.6
Total foreign	$520.2	$461.1	$339.7
United States	$147.0	$107.1	$101.9
Total	$667.2	$568.2	$441.6

17. Restructuring expenses

Fiscal 2025

During fiscal 2025, the Company incurred restructuring expenses primarily related to headcount reductions including from the planned closure of certain distribution centers intended to reduce future selling, general and administrative expenses. The following table presents the activity incurred during fiscal 2025:

		Facility	Asset
	Severance	Exit Costs	Impairments	Other	Total

	(Thousands)
Fiscal 2025 restructuring expenses	$32,167	$5,582	$14,904	$3,453	$56,106
Cash payments	(11,515)	(5,318)	—	(409)	(17,242)
Non-cash amounts	(1,463)	(11)	(14,904)	(3,044)	(19,422)
Other, principally foreign currency translation	(4)	—	—	—	(4)
Balance at June 28, 2025	$19,185	$253	$—	$—	$19,438

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance expense recorded in fiscal 2025 related to the reduction, or planned reduction, of over 400 employees, primarily in operations, distribution centers, and business support functions. Of the $56.1 million in restructuring expenses recorded in fiscal 2025, $26.8 million related to EC, $29.1 million related to Farnell, and $0.2 million related to Corporate. The Company expects most of the remaining severance amounts to be paid by the end of December 2025.

Fiscal 2024

During fiscal 2024, the Company incurred restructuring expenses primarily related headcount reductions from the planned closure of certain distribution centers intended to reduce future operating expenses. The Company expects the majority of the remaining amounts to be paid by the end of 2025. The following table presents the activity during fiscal 2025 related to the remaining restructuring liabilities established during fiscal 2024:

Severance
(Thousands)
Balance at June 29, 2024	$23,838
Cash payments	(15,737)
Changes in estimates, net	(6,044)
Other, principally foreign currency translation	117
Balance at June 28, 2025	$2,174

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2025. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 28, 2025.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting as of June 28, 2025, as stated in its audit report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2025, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Other information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 21, 2025.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 21, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 21, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 21, 2025.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 21, 2025.

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

10.3

Form of Letter Agreement between the Company and Ken Arnold, Max Chan, Michael McCoy, Elizabeth McMullen, and Dave Youngblood (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2017).

10.4

Form of Change of Control Agreement between the Company and Philip Gallagher, Kenneth Jacobson, Ken Arnold, Max Chan, Michael McCoy, Elizabeth McMullen, and Dave Youngblood (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

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

10.10	Avnet, Inc. 2021 Stock Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.11

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

Bank Agreements

10.13	Securitization Program

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

(9) Amendment No. 8 to the Fourth Amended and Restated Receivables Purchase Agreement, dated December 6, 2024, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A. as agent, and the financial institutions and companies party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

10.14		Credit Facility

Third Amended and Restated Credit Agreement, dated January 17, 2025, among Avnet, Inc.; Avnet Holding Europe BV; Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer; BNP Paribas, JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., The Bank of Nova Scotia and Trust Bank as co-syndication agents; and various other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.15

Credit Agreement dated July 1, 2025, among Avnet Holding Europe BV as borrower, Avnet, Inc. as guarantor, Bank of America, N.A. as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

19.1		Insider Trading Policy, updated as of June 1, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).

21.1	*	List of subsidiaries of the Company as of June 28, 2025.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Amended and Restated Incentive-Based Compensation Recoupment Policy, effective as of July 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).

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

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 28, 2025, June 29, 2024, and July 1, 2023

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2025
Allowance for credit losses	$108,504	$3,503		$—		$(3,812)	(a)	$108,195
Valuation allowance on tax loss carry-forwards	216,179	22,238	(b)	15,201	(c)	—		253,618
Fiscal 2024
Allowance for credit losses	112,843	12,570		—		(16,909)	(a)	108,504
Valuation allowance on tax loss carry-forwards	207,744	10,462	(d)	(2,027)	(c)	—		216,179
Fiscal 2023
Allowance for credit losses	113,902	16,798		—		(17,857)	(a)	112,843
Valuation allowance on tax loss carry-forwards	207,889	4,530	(b)	(4,675)	(c)	—		207,744
(a)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(b)	Primarily represents impact of true ups related to prior years.
(c)	Primarily related to impact of foreign currency exchange on valuation allowances.
(d)	Primarily represents impact of current year activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 15, 2025	By:	/s/ PHILIP R. GALLAGHER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 15, 2025.

Signature	Title

/s/ PHILIP R. GALLAGHER Philip R. Gallagher	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY C. ADKINS Rodney C. Adkins	Chair of the Board and Director

/s/ BRENDA L. FREEMAN Brenda L. Freeman	Director

/s/ HELMUT GASSEL Helmut Gassel	Director

/s/ VIRGINIA HENKELS Virginia Henkels	Director

/s/ JO ANN JENKINS Jo Ann Jenkins	Director

/s/ OLEG KHAYKIN Oleg Khaykin	Director

/s/ ERNEST MADDOCK Ernest Maddock	Director

/s/ AVID MODJTABAI Avid Modjtabai	Director

/s/ ADALIO T. SANCHEZ Adalio T. Sanchez	Director

/s/ KENNETH A. JACOBSON Kenneth A. Jacobson	Chief Financial Officer (Principal Financial Officer)