Form 10-Q
period 2025-12-27
AVNET INC
filed 2026-01-30
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

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

As of January 24, 2026, the total number of shares outstanding of the registrant’s Common Stock was 81,862,967 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 27,	June 28,
	2025	2025

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$286,547	$192,428
Receivables	5,242,801	4,327,450
Inventories	5,294,505	5,235,485
Prepaid and other current assets	200,393	263,374
Total current assets	11,024,246	10,018,737
Property, plant and equipment, net	662,637	667,247
Goodwill	826,482	837,031
Operating lease assets	216,658	201,896
Other assets	423,152	393,642
Total assets	$13,153,175	$12,118,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$463,598	$87,284
Accounts payable	4,343,385	3,487,419
Accrued expenses and other	474,228	497,154
Short-term operating lease liabilities	52,749	56,247
Total current liabilities	5,333,960	4,128,104
Long-term debt	2,474,100	2,574,729
Long-term operating lease liabilities	176,931	159,449
Other liabilities	230,250	244,776
Total liabilities	8,215,241	7,107,058
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 81,356,404 shares and 83,853,935 shares, respectively	81,356	83,854
Additional paid-in capital	1,782,382	1,755,141
Retained earnings	3,349,695	3,430,193
Accumulated other comprehensive loss	(275,499)	(257,693)
Total shareholders’ equity	4,937,934	5,011,495
Total liabilities and shareholders’ equity	$13,153,175	$12,118,553

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Sales	$6,318,955	$5,663,384	$12,217,527	$11,267,536
Cost of sales	5,655,917	5,067,332	10,939,724	10,064,118
Gross profit	663,038	596,052	1,277,803	1,203,418
Selling, general and administrative expenses	491,671	436,931	956,113	875,722
Restructuring, integration, and other expenses	25,171	3,794	33,462	30,145
Operating income	146,196	155,327	288,228	297,551
Other income (expense), net	5,067	(2,645)	(399)	(5,687)
Interest and other financing expenses, net	(61,358)	(62,399)	(121,121)	(126,843)
Income before taxes	89,905	90,283	166,708	165,021
Income tax expense	28,172	3,030	53,230	18,812
Net income	$61,733	$87,253	$113,478	$146,209

Earnings per share:
Basic	$0.76	$1.00	$1.38	$1.67
Diluted	$0.75	$0.99	$1.36	$1.65

Shares used to compute earnings per share:
Basic	81,445	86,846	82,221	87,469
Diluted	82,787	88,327	83,625	88,859
Cash dividends paid per common share	$0.35	$0.33	$0.70	$0.66

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands)
Net income	$61,733	$87,253	$113,478	$146,209
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	31,190	(252,742)	(35,142)	(66,909)
Cross-currency swap	6,795	40,485	11,039	20,875
Pension adjustments	2,055	670	6,297	1,770
Total other comprehensive income (loss), net of tax	40,040	(211,587)	(17,806)	(44,264)
Total comprehensive income (loss), net of tax	$101,773	$(124,334)	$95,672	$101,945

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 28, 2025	83,854	$83,854	$1,755,141	$3,430,193	$(257,693)	$5,011,495
Net income	—	—	—	51,745	—	51,745
Other comprehensive loss	—	—	—	—	(57,846)	(57,846)
Cash dividends	—	—	—	(28,464)	—	(28,464)
Repurchases of common stock	(2,646)	(2,646)	—	(137,044)	—	(139,690)
Stock-based compensation	138	138	10,723	—	—	10,861
Balance, September 27, 2025	81,346	81,346	1,765,864	3,316,430	(315,539)	4,848,101
Net income	—	—	—	61,733	—	61,733
Other comprehensive income	—	—	—	—	40,040	40,040
Cash dividends	—	—	—	(28,468)	—	(28,468)
Stock-based compensation	10	10	16,518	—	—	16,528
Balance, December 27, 2025	81,356	$81,356	$1,782,382	$3,349,695	$(275,499)	$4,937,934

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504
Net income	—	—	—	58,956	—	58,956
Other comprehensive income	—	—	—	—	167,323	167,323
Cash dividends	—	—	—	(28,861)	—	(28,861)
Repurchases of common stock	(1,888)	(1,888)	—	(98,053)	—	(99,941)
Stock-based compensation	96	96	14,658	—	—	14,754
Balance, September 28, 2024	87,254	87,254	1,736,027	3,533,854	(319,400)	5,037,735
Net income	—	—	—	87,253	—	87,253
Other comprehensive loss	—	—	—	—	(211,587)	(211,587)
Cash dividends	—	—	—	(28,559)	—	(28,559)
Repurchases of common stock	(947)	(947)	—	(50,758)	—	(51,705)
Stock-based compensation	19	19	10,747	—	—	10,766
Balance, December 28, 2024	86,326	$86,326	$1,746,774	$3,541,790	$(530,987)	$4,843,903

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 27,	December 28,
	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income	$113,478	$146,209

Non-cash and other reconciling items:
Depreciation and amortization	35,475	36,912
Amortization of operating lease assets	28,691	27,345
Deferred income taxes	(26,027)	(40,713)
Stock-based compensation	25,786	20,986
Other, net	(13,268)	20,958
Changes in (net of effects from businesses acquired and divested):
Receivables	(921,608)	(59,604)
Inventories	(75,860)	162,328
Accounts payable	876,793	312,861
Accrued expenses and other, net	20,198	(183,130)
Net cash flows provided by operating activities	63,658	444,152

Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	633,750	—
(Repayments) borrowings under accounts receivable securitization, net	(211,300)	84,900
Repayments under senior unsecured credit facility, net	(416,707)	(321,769)
Borrowings (repayments) under bank credit facilities and other debt, net	(5,849)	(70,793)
Borrowings under term loan	264,861	—
Repurchases of common stock	(138,308)	(152,199)
Dividends paid on common stock	(56,932)	(57,420)
Other, net	1,603	4,534
Net cash flows provided by (used for) financing activities	71,118	(512,747)

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,941)	(61,135)
Other, net	416	347
Net cash flows used for investing activities	(39,525)	(60,788)

Effect of currency exchange rate changes on cash and cash equivalents	(1,132)	(9,422)

Cash and cash equivalents:
— increase (decrease)	94,119	(138,805)
— at beginning of period	192,428	310,941
— at end of period	$286,547	$172,136

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

During the six months ended December 27, 2025, the Company added the following convertible debt accounting policy. Other than this update, there have been no significant changes to the Company’s accounting policies.

Convertible Debt – The Company accounts for its convertible debt as a liability, measured at amortized cost. Unamortized debt issuance costs incurred in connection with the issuance of the Company’s convertible debt are reflected in the consolidated balance sheets as a reduction of long-term debt. Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the convertible debt. See Note 4, “Debt”, for further details.

Recently adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU No. 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as an induced conversion. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted and should be applied on a prospective basis, although retrospective application is permitted. The Company early adopted this accounting standard at the beginning of fiscal 2026, which had no impact on the consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU No. 2025-09”), which to clarify certain aspects of the guidance on hedge accounting to more closely align with the economics of an entity’s risk management activities and to address issues identified by stakeholders, including those related to reference rate reform. ASU No. 2025-09 will be effective for the Company in fiscal 2028 and early adoption is permitted. The Company is in the process of evaluating the impact of adopting ASU No. 2025-09 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU No. 2025-11”), which provides clarity on the current interim reporting requirements by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and applying Topic 270 to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 will be effective for the Company in the first quarter of fiscal 2029 and early adoption is permitted. The Company is in the process of evaluating the impact of adopting ASU No. 2025-11 on its consolidated financial statements and related disclosures.

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	December 27,	June 28,
	2025	2025

	(Thousands)
Gross receivables	$5,345,067	$4,435,645
Allowance for credit losses	(102,266)	(108,195)
Receivables	$5,242,801	$4,327,450

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first six months of fiscal 2026 and fiscal 2025:

	December 27,	December 28,
	2025	2024

	(Thousands)
Balance at beginning of the period	$108,195	$108,504
Credit Loss (Releases) Provisions	(1,783)	5,717
Credit Loss Recoveries	201	3
Receivables Write Offs	(4,577)	(2,371)
Foreign Currency Effect and Other	230	(1,496)
Balance at end of the period	$102,266	$110,357

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 7% of inventories as of December 27, 2025, and approximately 6% of inventories as of June 28, 2025.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first six months of fiscal 2026.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 28, 2025 (1)	$309,738	$527,293	$837,031
Foreign currency translation	(1,152)	(9,397)	(10,549)
Carrying value at December 27, 2025 (1)	$308,586	$517,896	$826,482
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	December 27,	June 28,	December 27,	June 28,
	2025	2025	2025	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due December 2026)	4.57%	—	$288,700	—
Term loan - current portion	4.20%	—	91,237	—
Other short-term debt	4.58%	5.17%	83,661	87,284
Short-term debt			$463,598	$87,284

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions, which is due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $982.4 million and $813.9 million at December 27, 2025, and June 28, 2025, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	December 27,	June 28,	December 27,	June 28,
	2025	2025	2025	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due December 2026)	—	5.18%	$—	$500,000
Credit Facility (due January 2030)	—	5.46%	—	411,586
Term loan - noncurrent portion	4.31%	—	176,583	—
Other long-term debt	4.74%	4.74%	20,618	21,975
Public notes due:
April 2026 (1)	4.63%	4.63%	550,000	550,000
March 2028	6.25%	6.25%	500,000	500,000
September 2030 (Convertible Notes)	1.75%	—	650,000	—
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,497,201	2,583,561
Discount and debt issuance costs – unamortized			(23,101)	(8,832)
Long-term debt			$2,474,100	$2,574,729

(1)As of December 27, 2025, the Company classified its $550 million of 4.63% Notes due April 2026 as long-term debt based on its ability and intent to refinance these notes on a long-term basis.

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in January 2030. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of December 27, 2025, and June 28, 2025, there were $0.8 million and $0.9 million, respectively, in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio below a certain threshold, which the Company was in compliance with as of December 27, 2025, and June 28, 2025. On August 28, 2025, the Company amended its Credit Facility through September 2026 to temporarily raise the maximum permitted leverage ratio. The amendment also restricts the Company's ability to make certain payments including the repurchase of shares in excess of $100 million worth of its common stock, which was reached in the first quarter of fiscal 2026 in connection with the issuance of the Convertible Notes discussed further below.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2025, the Company entered into a credit agreement (“Term Loan”) for approximately $266.5 million that matures in approximately equal annual installments over the next three years. The Term Loan bears a blended variable interest rate between tranches as outlined in the tables above.

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

As of December 27, 2025, the carrying value and fair value of the Company’s total debt was $2.94 billion and $2.93 billion, respectively. At June 28, 2025, the carrying value and fair value of the Company’s total debt was $2.66 billion and $2.65 billion, respectively. Fair value for public notes including convertible notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	December 27,	June 28,
	2025	2025

	(Thousands)
Economic hedges
Prepaid and other current assets	$8,466	$43,750
Accrued expenses and other	$6,535	$27,640
Cross-currency swap
Other liabilities	$58,104	$69,143

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Second Quarters Ended		Six Months Ended
		December 27,	December 28,	December 27,	December 28,
		2025	2024	2025	2024

		(Thousands)
Economic hedges	Other income (expense), net	$(4,879)	$(11,712)	$(12,219)	$12,325
Cross currency swap	Interest and other financing expense, net	$443	$1,298	$989	$1,999

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 27, 2025, and June 28, 2025, the Company had aggregate estimated liabilities of $7.6 million and $9.6 million, respectively, classified within accrued expenses and other for such compliance-related matters that were both probable and estimable as of such dates.

Contingent Liability for Mexico Consumption Tax Audit

The Company’s facilities in Mexico operate under the IMMEX program, which provides for reduced tariffs and eased import regulations. The Mexican customs and tax authority (Servicio de Administracion Tributaria (SAT)) has been auditing the Company’s participation in the program for the period January 11, 2019, to January 11, 2020. The Company believes that the audit will be resolved during the third quarter of fiscal 2026. The Company accrued a net loss contingency of $43.4 million within “restructuring, integration and other expenses” in the Company’s consolidated statement of operations in the fourth quarter of fiscal 2025. That amount is the Company’s current best estimate of the losses from this matter incorporating recent SAT negotiations, but is subject to change based on the final resolution of the SAT audit, the Company’s ability to recover VAT, foreign currency exchange rates at the time of payment or recovery, and any administrative processes or legal appeals.

7. Income taxes

The below discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 31.3% in the second quarter of fiscal 2026. During the second quarter of fiscal 2026, the Company’s effective tax rate was unfavorably impacted primarily by (i) increases to valuation allowances, and (ii) increases to unrecognized tax benefit reserves net of settlements.

During the second quarter of fiscal 2025, the Company’s effective tax rate on its income before taxes was 3.4%. During the second quarter of fiscal 2025, the Company’s effective tax rate was favorably impacted primarily by increases in tax attribute carryforwards.

For the first six months of fiscal 2026, the Company’s effective tax rate on its income before taxes was 31.9%. The effective tax rate for the first six months of fiscal 2026 was unfavorably impacted primarily by (i) the effect of changes in tax rates enacted in foreign jurisdictions, (ii) increases to valuation allowances, and (iii) increases to unrecognized tax benefit reserves net of settlements.

During the first six months of fiscal 2025, the Company’s effective tax rate on its income before taxes was 11.4%. The effective tax rate for the first six months of fiscal 2025 was favorably impacted primarily by (i) increases in tax attribute carryforwards, partially offset by (ii) the mix of income in higher tax jurisdictions, and (iii) increases to valuation allowances.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBB”). The bill includes extensions of current tax provisions and makes many significant tax changes. Most of the provisions enacted by the OBBB take effect in fiscal year 2025 to 2027. The Company expects no material adverse impact related to the OBBB in fiscal 2026. The Company will continue to monitor OBBB developments and update the potential impacts on its consolidated financial statements as new information becomes available.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan were as follows:

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands)
Service cost within selling, general and administrative expenses	$2,719	$2,870	$5,437	$5,740

Interest cost	5,741	6,183	11,483	12,366
Expected return on plan assets	(10,553)	(10,439)	(21,106)	(20,877)
Recognized net actuarial loss and other	2,841	1,287	5,682	2,573
Total net periodic pension benefit within other income (expense), net	(1,971)	(2,969)	(3,941)	(5,938)

Net periodic pension cost (benefit)	$748	$(99)	$1,496	$(198)

The Company made $4.0 million of contributions during the first six months of fiscal 2026 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2026.

9. Shareholders’ equity

Share repurchase program

During the second quarter of fiscal 2026, the Company did not repurchase any shares. As of December 27, 2025, the Company had $225.8 million remaining under its share repurchase authorization.

Common stock dividend

In November 2025, the Company’s Board of Directors approved a dividend of $0.35 per common share and dividend payments of $28.5 million were made in December 2025.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands, except per share data)
Numerator:
Net income	$61,733	$87,253	$113,478	$146,209

Denominator:
Weighted average common shares for basic earnings per share	81,445	86,846	82,221	87,469
Net effect of dilutive stock-based compensation awards	1,342	1,481	1,404	1,390
Weighted average common shares for diluted earnings per share	82,787	88,327	83,625	88,859
Basic earnings per share	$0.76	$1.00	$1.38	$1.67
Diluted earnings per share	$0.75	$0.99	$1.36	$1.65
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	—	—	—

The Company calculates basic earnings per share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method for outstanding stock options, restricted stock units, and performance share units and the if-converted method for convertible debt.

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Six Months Ended
	December 27,	December 28,
	2025	2024

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$6,837	$16,456
Supplemental Cash Flow Information:
Interest	$128,966	$152,752
Income tax payments, net	$69,808	$118,687

Included in cash and cash equivalents as of December 27, 2025, and June 28, 2025, was $0.3 million and $3.5 million, respectively, of cash equivalents. Fair value of cash equivalents is measured using Level 1 criteria in the fair value hierarchy and are primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands)
Sales
Electronic Components	$5,891,835	$5,317,815	$11,391,524	$10,574,874
Farnell	427,120	345,569	826,003	692,662
Avnet Sales	$6,318,955	$5,663,384	$12,217,527	$11,267,536

Significant Segment Expenses and Operating Income:
Electronic Components
Cost of goods sold	$5,343,060	$4,810,011	$10,335,697	$9,550,041
Selling, general and administrative expenses	361,713	326,182	709,751	645,843
Operating income	$187,062	$181,622	$346,076	$378,990

Farnell
Cost of goods sold	$312,857	$257,321	$604,027	$514,077
Selling, general and administrative expenses	94,263	84,771	184,879	173,249
Operating income	$20,000	$3,477	$37,097	$5,336

Total reportable segment operating income	$207,062	$185,099	$383,173	$384,326

Corporate
Corporate selling, general and administrative expenses	$(35,331)	$(25,612)	$(60,755)	$(55,896)
Restructuring, integration, and other expenses	(25,171)	(3,794)	(33,462)	(30,145)
Amortization of acquired intangible assets	(364)	(366)	(728)	(734)
Avnet operating income	$146,196	$155,327	$288,228	$297,551

Capital expenditures:
Electronic Components	$10,094	$20,218	$30,824	$50,859
Farnell	5,247	9,133	9,104	10,266
Corporate	11	8	13	10
	$15,352	$29,359	$39,941	$61,135
Depreciation & amortization expense:
Electronic Components	$13,757	$13,007	$25,630	$26,849
Farnell	4,867	4,012	9,820	10,043
Corporate	13	10	25	20
	$18,637	$17,029	$35,475	$36,912
Sales, by geographic area:
Americas	$1,435,271	$1,368,798	$2,805,191	$2,698,682
EMEA	1,713,963	1,582,805	3,379,842	3,250,975
Asia	3,169,721	2,711,781	6,032,494	5,317,879
Avnet Sales	$6,318,955	$5,663,384	$12,217,527	$11,267,536

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by segment as follows:

	December 27,	June 28,
	2025	2025

	(Thousands)
Assets:
Electronic Components	$11,040,680	$9,984,932
Farnell	1,734,415	1,742,437
Corporate	378,080	391,184
	$13,153,175	$12,118,553

13. Restructuring expenses

Fiscal 2026

During fiscal 2026, the Company incurred restructuring expenses primarily related to headcount reductions including restructuring actions taken to reduce costs in Farnell and EMEA. The following table presents the activity during the first six months of fiscal 2026 related to the restructuring liabilities established during fiscal 2026:

	Severance	Other	Total

	(Thousands)
Fiscal 2026 restructuring expenses	$7,967	$3,133	$11,100
Cash payments	(5,563)	(3,067)	(8,630)
Other, principally foreign currency translation	(11)	(2)	(13)
Balance at December 27, 2025	$2,393	$64	$2,457

Severance expense recorded in the first six months of fiscal 2026 related to the reduction, or planned reduction, of over 100 employees, primarily in business operations and support functions. Of the $11.1 million in restructuring expenses recorded in the first six months of fiscal 2026, $7.4 million related to EC, and $3.7 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2026.

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

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended December 27, 2025, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Second Quarters Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

	(Thousands)
Operating income	$146,196	$155,327	$288,228	$297,551
Restructuring, integration, and other expenses	25,171	3,794	33,462	30,145
Amortization of acquired intangible assets	364	366	728	734
Adjusted operating income	$171,731	$159,487	$322,418	$328,430

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

Industry outlook

The Company’s operations subject it to tariffs and other trade protection measures. The U.S. administration has instituted certain changes, and may make additional changes, in trade policies that include the negotiation or termination of trade agreements, higher tariffs on imports into the U.S., and other measures affecting trade between the U.S. and other countries from which the Company imports. Due in part to these measures, some countries are changing their trade policies relating to goods imported from the U.S. These global trade disruptions and geopolitical tensions, together with any related downturns in the global economy, could dampen customer demand, increase market volatility, and impact currency exchange rates, all of which could materially and adversely affect the Company’s financial performance. Evaluating and complying with new and future trade measures diverts management’s attention from existing initiatives, which may negatively impact the Company’s business operations. Additionally, there are several court cases challenging U.S. administration’s authority to impose tariffs, including cases pending before the U.S. Supreme Court. The outcome of these court cases could add complexity to our operations in terms of seeking refunds from the U.S. government, adjusting pricing with customers, and undertaking mitigation efforts to minimize potential impacts to our operations.

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

Sales related to customer billings for various tariffs was less than one percent of total sales for the first six months of fiscal 2026 and for fiscal 2025.

The global electronic components market has a history of cyclical downturns followed by periods of increased demand. During the past two fiscal years, the Company’s overall business experienced a downturn marked by a decrease in sales due to a combination of elevated customer inventory levels and lower underlying demand for electronic components. As a result, the Company’s sales and operating income declined. During the second quarter of fiscal 2026, the Company experienced both year-over-year and quarter-over-quarter sales growth and an improvement in the days of inventory on hand. The Company anticipates that third-quarter sales in fiscal 2026 will grow by about 1% compared to the second-quarter sales with higher growth coming from the Americas and EMEA regions compared to the Asia region.

Additionally, the Company’s total inventories relative to its sales continue to be higher than they have historically been as a result of this industry downturn. The Company has and may in the future purchase additional inventories in certain components even in an industry downturn, if the Company believes the purchase will benefit the Company’s financial or strategic business objectives.

Results of Operations

	Quarters Ended					Six Months Ended
	Q2 2026	Q2 2025	Variance		Variance %	Q2 2026	Q2 2025	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$6,319	$5,663	$656		11.6%	$12,218	$11,268	$950		8.4%
Gross profit	663	596	67		11.2	1,278	1,203	74		6.2
Selling, general and administrative expenses	492	437	55		12.5	956	876	80		9.2
Restructuring, integration, and other expenses	25	4	21		563.4	33	30	3		11.0
Operating income	146	155	(9)		(5.9)	288	298	(9)		(3.1)
Adjusted operating income	172	159	12		7.7	322	328	(6)		(1.8)
Other income (expense), net	5	(3)	8		(291.6)	(0)	(6)	5		(93.0)
Interest and other financing expenses, net	(61)	(62)	1		(1.7)	(121)	(127)	6		(4.5)
Income tax expense	28	3	25		829.5	53	19	34		183.0
Net income	62	87	(26)		(29.3)	113	146	(33)		(22.4)
Diluted earnings per share	0.75	0.99	(0.24)		(24.2)	1.36	1.65	(0.29)		(17.6)

Other Metrics
Gross profit margin	10.5%	10.5%	(3)	bps	(0.0)%	10.5%	10.7%	(22)	bps	(0.2)%
Operating income margin	2.3%	2.7%	(43)	bps	(0.4)%	2.4%	2.6%	(28)	bps	(0.3)%
Adjusted operating income margin	2.7%	2.8%	(10)	bps	(0.1)%	2.6%	2.9%	(27)	bps	(0.3)%
Effective tax rate	31.3%	3.4%	2,798	bps	28.0%	31.9%	11.4%	2,053	bps	20.5%

Sales

The following table presents the percentage change in sales for the second quarter and first six months of fiscal 2026 as compared to the second quarter and first six months fiscal 2025, by geographic region and operating group.

	Quarter Ended		Six Months Ended
	December 27, 2025		December 27, 2025
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	11.6%	9.5%	8.4%	6.5%
Avnet by region
Americas	4.9%	4.9%	4.0%	4.0%
EMEA	8.3%	0.6%	4.0%	(2.6)%
Asia	16.9%	17.0%	13.4%	13.4%
Avnet by operating group
EC	10.8%	8.7%	7.7%	5.9%
Farnell	23.6%	20.3%	19.3%	16.4%

Sales of $6.32 billion for the second quarter of fiscal 2026 increased $655.6 million, or 11.6%, as compared to $5.66 billion for the same quarter last year driven by sales growth across all EC regions and from Farnell. Sales for the first six months of fiscal 2026 were $12.22 billion, an increase of $950.0 million as compared to sales of $11.27 billion for the first six months of fiscal 2025 reflecting year-over-year sales growth in both the EC and Farnell operating groups.

EC sales were $5.89 billion in the second quarter of fiscal 2026, representing a $574.0 million increase, or 10.8%, over prior year second quarter sales of $5.32 billion. All three EC regions contributed to this growth led by Asia. The growth came primarily from the compute, aerospace and defense, and transportation end markets. EC sales increases were primarily driven by increased volumes and to a lesser extent increased mix of sales of higher priced components. Average selling prices remained largely unchanged during the second quarter of fiscal 2026.

Farnell sales for the second quarter of fiscal 2026 were $427.1 million, reflecting an increase of $81.6 million, or 23.6%, compared to the same period in the prior year, with all three regions contributing to the increase. The increase in sales in the second quarter of fiscal 2026 is primarily due to improvement in demand for single board computers globally and for on-the-board electronic components in the Asia and Americas regions. The increase in sales at Farnell was primarily driven by an increase in volumes as increases in components pricing were insignificant during the second quarter of fiscal 2026.

Gross Profit

The Company’s gross profit and gross profit margin are primarily affected by sales volume, product mix, product pricing, and geographic sales mix. Gross profit for the second quarter of fiscal 2026 increased $67.0 million, or 11.2% from the second quarter of fiscal 2025. Gross profit for the first six months of fiscal 2026 increased $74.4 million, or 6.2% from the first six months of fiscal 2025.This increase in gross profit is primarily due to sales increases in both operating groups discussed above, partially offset by the decline in gross profit margin in the EC operating group, which was mostly driven by a higher percentage of sales coming from the lower margin Asia region.

Gross profit margin decreased by 3 basis points to 10.5% for the second quarter of fiscal 2026 when compared to the second quarter of fiscal 2025. For the first six months of fiscal 2026, gross margin decreased by 22 basis points to 10.5% when compared to the first six months of fiscal 2025. A shift in the geographic sales mix toward Asia contributed to the decline in gross profit margin. During the second quarter of fiscal 2026, sales in the western regions with higher gross profit margins accounted for approximately 50% of total sales, compared to 52% in the same period of fiscal 2025.

EC gross profit margin decreased year over year largely due to the factors discussed above. Farnell gross profit margin increased year over year, primarily due to an increase in product mix of on-the-board components.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) increased $54.7 million or 12.5% from the second quarter of fiscal 2025, and increased $80.4 million, or 9.2% from the first six months of fiscal 2025. The increase in SG&A expenses is primarily due to increases in variable operating expenses associated with higher sales volumes and the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the second quarter of fiscal 2026, SG&A expenses were 7.8% of sales and 74.2% of gross profit, as compared with 7.7% and 73.3%, respectively, in the second quarter of fiscal 2025. SG&A expenses were 7.8% as a percentage of sales and 74.8% as a percentage of gross profit for the first six months of fiscal 2026, as compared with 7.8% and 72.8%, respectively, in the first six months of fiscal 2025. The year-over-year increase in SG&A expenses as a percentage of gross profit is primarily due to the decline in gross profit margin in EC discussed further above.

See Note 12 “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the amount of selling, general and administrative expenses by operating group.

Restructuring, Integration, and Other Expenses

The Company recorded total restructuring, integration, and other expenses in the second quarter of fiscal 2026 of $25.2 million, consisting of $9.5 million of severance and other restructuring related expenses, and $15.7 million of integration and other costs primarily related to start-up costs associated with a new distribution center in EMEA. The after-tax impact of restructuring, integration, and other expenses were $18.3 million and $0.22 per share on a diluted basis.

During the first six months of fiscal 2026, the Company incurred restructuring, integration, and other expense costs of $33.5 million, consisting of $11.1 million of severance and other employee-related expenses, and $22.4 million of integration and other costs. The after-tax impact of restructuring, integration, and other expenses were $24.1 million and $0.29 per share on a diluted basis.

Comparatively, the Company recorded restructuring, integration, and other expenses of $3.8 million and $30.1 million during the second quarter and first six months of fiscal 2025, respectively.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the second quarter of fiscal 2026 was $146.2 million, a decrease of $9.1 million or 5.9%, year over year. Operating income margin for the second quarter of fiscal 2026 was 2.3%, a decrease of 43 basis points compared to 2.7% in the second quarter of fiscal 2025. Adjusted operating income for the second quarter of fiscal 2026 was $171.7 million, an increase of $12.2 million, or 7.7%. Adjusted operating income margin for the second quarter of fiscal 2026 was 2.7% compared to 2.8% in the second quarter of fiscal 2025. The decrease in adjusted operating income margin is primarily due to the decreases in gross profit margin and the increase in SG&A expenses as discussed further above.

Comparing the second quarter of fiscal 2026 to the second quarter of fiscal 2025, EC operating income increased 3.0% to $187.1 million, and EC operating income margin decreased 25 basis points to 3.2%, with a decrease in the EMEA and Americas regions, partially offset by improvement in the Asia region. Farnell operating income increased 475.2% to $20.0 million in the second quarter of fiscal 2026. Farnell operating income margin increased 367 basis points year-over-year to 4.7%. The increases in operating income and operating income margin in Farnell are due to higher sales and higher gross profit margin, partially offset by an increase in SG&A expenses.

Operating income for the first six months of fiscal 2026 was $288.2 million, a decrease of $9.3 million, from the first six months of fiscal 2025 operating income of $297.6 million. The year-over-year decrease in operating income was primarily due to the lower gross profit margin and the increase in SG&A expenses. Adjusted operating income for the first six months of fiscal 2026 was $322.4 million, a decrease of $6.0 million or 1.8% from the first six months of fiscal 2025. Operating income margin was 2.4% in the first six months of fiscal 2026, a decrease of 28 basis points compared to 2.6% in the prior year first six months.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the second quarter of fiscal 2026 were $61.4 million, a decrease of $1.0 million as compared to $62.4 million in the second quarter of fiscal 2025. Interest and other financing expenses in the first six months of fiscal 2026 were $121.1 million, a decrease of $5.7 million, as compared with interest and other financing expenses of $126.8 million in the first six months of fiscal 2025. The decrease in interest and other financing expenses in the second quarter and first six months of fiscal 2026 compared to fiscal 2025 is primarily a result of lower average borrowing rates.

Income Tax

Income tax expense for the second quarter and first six months of fiscal 2026 were $28.2 million and $53.2 million, respectively, reflecting an effective tax rate of 31.3% and 31.9%, respectively. In comparison, for the second quarter and first six months of fiscal 2025, income tax expense were $3.0 million and $18.8 million, respectively, reflecting an effective tax rate of 3.4% and 11.4%, respectively. The increase in the effective tax rate for the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025 was primarily related to the tax attribute carryforwards generated in fiscal 2025 but not in fiscal 2026 and from increases to valuation allowances. The increase in the effective tax rate for the first six months of fiscal 2026 as compared to the first six months of fiscal 2025 was primarily related to the tax attribute carryforwards that were generated in fiscal 2025 but not in fiscal 2026. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the factors described above, the Company’s net income for the second quarter of fiscal 2026 was $61.7 million, or $0.75 per share on a diluted basis, as compared with $87.3 million, or $0.99 per share on a diluted basis, in the second quarter of fiscal 2025.

As a result of the factors described above, the Company’s net income for the first six months of fiscal 2026 was $113.5 million, or $1.36 per share on a diluted basis, as compared with $146.2 million, or $1.65 per share on a diluted basis, in the first six months of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash from operating activities was $63.7 million for the first six months of fiscal 2026, down from $444.2 million in the same period of 2025. The decline was mainly due to $100.5 million used for working capital in 2026 to support sales growth, compared to $232.5 million generated in 2025. Increases in accounts receivable and inventory in fiscal 2026 were primarily to support sales growth, partially offset by increases to accounts payable from inventory purchases and certain accruals.

Financing Activities

Net proceeds of debt totaled $264.8 million during the first six months of fiscal 2026, including net proceeds of $633.8 million from the issuance of Convertible Notes, and $264.9 million for term loans, offset by net repayments of $416.7 million under the Credit Facility, $211.3 million under the Securitization Program and $5.8 million of other debt. This compares to $307.7 million of net repayments during the first six months of the prior fiscal year.

The Company has repurchased $138.3 million of common stock under its share repurchase plan during the first six months of fiscal 2026 compared to $152.2 million in the same period of the prior fiscal year. The Company paid cash dividends to shareholders of $0.70 per share, or $56.9 million, during the first six months of fiscal 2026 as compared to $0.66 per share, or $57.4 million, during the first six months of fiscal 2025.

Investing Activities

Net cash used in investing activities decreased by $21.3 million during the first six months of fiscal 2026 compared to the same period in 2025, primarily due to lower capital expenditures.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding notes and debt as of December 27, 2025. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of December 27, 2025, and June 28, 2025.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of second quarter of fiscal 2026 were $104.3 million.

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

Liquidity

The Company held cash and cash equivalents of $286.5 million as of December 27, 2025, of which $279.6 million was held outside the United States. As of June 28, 2025, the Company held cash and cash equivalents of $192.4 million, of which $181.8 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $344.0 million in cash flows from operating activities over the trailing four fiscal quarters ended December 27, 2025.

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

As of the end of the second quarter of fiscal 2026, the Company had a combined total borrowing capacity of $2.0 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $0.8 million in letters of credit issued under the Credit Facility, and $288.7 million outstanding under the Securitization Program, resulting in approximately $1.71 billion of total committed availability as of December 27, 2025. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings. The Company expects to repay the $550 million Notes due April 2026 using cash on hand and availability under the Credit Facility. The Company expects to renew or replace the Securitization Program on similar terms, subject to market conditions, before its maturity in December 2026.

During the second quarter and first six months of fiscal 2026, the Company had an average daily balance outstanding of approximately $544.9 million and $659.9 million, respectively, under the Credit Facility, and approximately $454.0 million and $469.4 million, respectively, under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of December 27, 2025, the Company does not expect to repurchase additional shares until its’ consolidated leverage ratio returns to historical levels. When share repurchases resume, the Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The Company has $225.8 million of capacity remaining on the share repurchase program approved by the Board of Directors as of December 27, 2025.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the second quarter of fiscal 2026, the Board of Directors approved a dividend of $0.35 per share, which resulted in $28.5 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of December 27, 2025, approximately 78% of the Company’s debt bears interest at a fixed rate and 22% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.6 million decrease in income before income taxes in the Company’s consolidated statement of operations for the second quarter of fiscal 2026.

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

During the second quarter of fiscal 2026, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 28, 2025, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of December 27, 2025, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. During the second quarter of fiscal 2026, the Company did not repurchase any shares under the share repurchase program.

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

Date: January 30, 2026

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer