Form 10-Q
period 2026-03-28
AVNET INC
filed 2026-05-01
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

As of April 25, 2026, the total number of shares outstanding of the registrant’s Common Stock was 82,024,081 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28,	June 28,
	2026	2025

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$202,436	$192,428
Receivables	5,502,259	4,327,450
Inventories	5,462,394	5,235,485
Prepaid and other current assets	217,677	263,374
Total current assets	11,384,766	10,018,737
Property, plant and equipment, net	651,041	667,247
Goodwill	817,042	837,031
Operating lease assets	216,815	201,896
Other assets	419,630	393,642
Total assets	$13,489,294	$12,118,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$470,090	$87,284
Accounts payable	4,625,893	3,487,419
Accrued expenses and other	516,679	497,154
Short-term operating lease liabilities	50,779	56,247
Total current liabilities	5,663,441	4,128,104
Long-term debt	2,472,813	2,574,729
Long-term operating lease liabilities	178,810	159,449
Other liabilities	220,893	244,776
Total liabilities	8,535,957	7,107,058
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 82,041,227 shares and 83,853,935 shares, respectively	82,041	83,854
Additional paid-in capital	1,787,623	1,755,141
Retained earnings	3,415,319	3,430,193
Accumulated other comprehensive loss	(331,646)	(257,693)
Total shareholders’ equity	4,953,337	5,011,495
Total liabilities and shareholders’ equity	$13,489,294	$12,118,553

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands, except per share amounts)
Sales	$7,119,779	$5,315,423	$19,337,306	$16,582,959
Cost of sales	6,380,718	4,727,570	17,320,442	14,791,688
Gross profit	739,061	587,853	2,016,864	1,791,271
Selling, general and administrative expenses	518,789	435,492	1,474,902	1,311,214
Restructuring, integration, and other expenses	14,737	9,110	48,199	39,255
Operating income	205,535	143,251	493,763	440,802
Other expense, net	(1,827)	(3,992)	(2,226)	(9,680)
Interest and other financing expenses, net	(63,138)	(61,115)	(184,259)	(187,957)
Income before taxes	140,570	78,144	307,278	243,165
Income tax expense (benefit)	46,238	(9,775)	99,468	9,037
Net income	$94,332	$87,919	$207,810	$234,128

Earnings per share:
Basic	$1.15	$1.02	$2.53	$2.69
Diluted	$1.14	$1.01	$2.49	$2.65

Shares used to compute earnings per share:
Basic	82,014	86,014	82,152	86,984
Diluted	82,930	86,876	83,393	88,198
Cash dividends paid per common share	$0.35	$0.33	$1.05	$0.99

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands)
Net income	$94,332	$87,919	$207,810	$234,128
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(67,235)	108,071	(102,376)	41,162
Cross-currency swap	9,032	(25,912)	20,071	(5,037)
Pension adjustments	2,056	902	8,352	2,672
Total other comprehensive (loss) income, net of tax	(56,147)	83,061	(73,953)	38,797
Total comprehensive income, net of tax	$38,185	$170,980	$133,857	$272,925

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 28, 2025	83,854	$83,854	$1,755,141	$3,430,193	$(257,693)	$5,011,495
Net income	—	—	—	51,745	—	51,745
Other comprehensive loss	—	—	—	—	(57,846)	(57,846)
Cash dividends	—	—	—	(28,464)	—	(28,464)
Repurchases of common stock	(2,646)	(2,646)	—	(137,044)	—	(139,690)
Stock-based compensation	138	138	10,723	—	—	10,861
Balance, September 27, 2025	81,346	81,346	1,765,864	3,316,430	(315,539)	4,848,101
Net income	—	—	—	61,733	—	61,733
Other comprehensive income	—	—	—	—	40,040	40,040
Cash dividends	—	—	—	(28,468)	—	(28,468)
Stock-based compensation	10	10	16,518	—	—	16,528
Balance, December 27, 2025	81,356	81,356	1,782,382	3,349,695	(275,499)	4,937,934
Net income	—	—	—	94,332	—	94,332
Other comprehensive loss	—	—	—	—	(56,147)	(56,147)
Cash dividends	—	—	—	(28,708)	—	(28,708)
Stock-based compensation	685	685	5,241	—	—	5,926
Balance, March 28, 2026	82,041	$82,041	$1,787,623	$3,415,319	$(331,646)	$4,953,337

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 29, 2024	89,046	$89,046	$1,721,369	$3,601,812	$(486,723)	$4,925,504
Net income	—	—	—	58,956	—	58,956
Other comprehensive income	—	—	—	—	167,323	167,323
Cash dividends	—	—	—	(28,861)	—	(28,861)
Repurchases of common stock	(1,888)	(1,888)	—	(98,053)	—	(99,941)
Stock-based compensation	96	96	14,658	—	—	14,754
Balance, September 28, 2024	87,254	87,254	1,736,027	3,533,854	(319,400)	5,037,735
Net income	—	—	—	87,253	—	87,253
Other comprehensive loss	—	—	—	—	(211,587)	(211,587)
Cash dividends	—	—	—	(28,559)	—	(28,559)
Repurchases of common stock	(947)	(947)	—	(50,758)	—	(51,705)
Stock-based compensation	19	19	10,747	—	—	10,766
Balance, December 28, 2024	86,326	86,326	1,746,774	3,541,790	(530,987)	4,843,903
Net income	—	—	—	87,919	—	87,919
Other comprehensive income	—	—	—	—	83,061	83,061
Cash dividends	—	—		(28,225)	—	(28,225)
Repurchases of common stock	(2,004)	(2,004)		(100,300)	—	(102,304)
Stock-based compensation	606	606	7	—	—	613
Balance, March 29, 2025	84,928	$84,928	$1,746,781	$3,501,184	$(447,926)	$4,884,967

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2026	2025

	(Thousands)
Cash flows from operating activities:
Net income	$207,810	$234,128

Non-cash and other reconciling items:
Depreciation and amortization	54,229	53,307
Amortization of operating lease assets	43,295	39,963
Deferred income taxes	(21,382)	(81,950)
Stock-based compensation	35,726	30,449
Other, net	(13,380)	26,710
Changes in (net of effects from businesses acquired and divested):
Receivables	(1,210,690)	310,440
Inventories	(282,229)	217,568
Accounts payable	1,174,814	(8,785)
Accrued expenses and other, net	21,625	(236,802)
Net cash flows provided by operating activities	9,818	585,028

Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	633,750	—
(Repayments) borrowings under accounts receivable securitization, net	(226,500)	84,900
Repayments under senior unsecured credit facility, net	(409,505)	(418,591)
Borrowings (repayments) under bank credit facilities and other debt, net	18,787	63,432
Borrowings under term loan	268,053	—
Repurchases of common stock	(138,308)	(253,490)
Dividends paid on common stock	(85,639)	(85,645)
Other, net	(2,411)	(4,297)
Net cash flows provided by (used for) financing activities	58,227	(613,691)

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,814)	(87,874)
Other, net	1,003	10,353
Net cash flows used for investing activities	(55,811)	(77,521)

Effect of currency exchange rate changes on cash and cash equivalents	(2,226)	(15,845)

Cash and cash equivalents:
— increase (decrease)	10,008	(122,029)
— at beginning of period	192,428	310,941
— at end of period	$202,436	$188,912

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

During the nine months ending March 28, 2026, the Company added the following convertible debt accounting policy. Other than this update, there have been no significant changes to the Company’s accounting policies.

Convertible Debt – The Company records its convertible debt as a liability, measured at amortized cost. Unamortized debt issuance costs associated with the Company’s convertible debt are presented in the consolidated balance sheets as a reduction of long-term debt. These issuance costs are amortized on a straight-line basis, which closely approximates the effective interest rate method, to interest expense over the term of the convertible debt. See Note 4, “Debt”, for further details.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). This update introduces a practical expedient available to all entities when estimating expected credit losses on current accounts receivable and contract assets arising from revenue recognized under ASC 606, Revenue from Contracts with Customers. With this expedient, entities may assume that the current conditions used to determine credit loss allowances for these assets will remain unchanged for the remainder of their lives. ASU 2025-05 will be effective for the Company starting in fiscal 2027, including interim periods in that year. Entities that choose to apply the practical expedient, along with any related accounting policy elections, must do so prospectively. The Company is currently assessing the potential effects of adopting ASU 2025-05 on its consolidated financial statements and disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU No. 2025-09”), which make certain targeted improvements to simplify the application of the hedge accounting guidance and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. Among other amendments, these improvements include expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge and clarifying the circumstance under which a group of individual forecasted transactions can be considered to have a similar risk exposure. The amendments in ASU 2025-09 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, which for the Company would be the fiscal first quarter ending September 25, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis for all hedging relationships. The Company is currently evaluating the impact the new accounting standard could have on its hedge accounting policies and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU No. 2025-11”). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, which for the Company would be the first quarter of fiscal 2029, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. The Company is in the process of evaluating the impact of adopting ASU No. 2025-11 on its consolidated financial statements and related disclosures.

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	March 28,	June 28,
	2026	2025

	(Thousands)
Gross receivables	$5,603,390	$4,435,645
Allowance for credit losses	(101,131)	(108,195)
Receivables	$5,502,259	$4,327,450

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first nine months of fiscal 2026 and fiscal 2025:

	March 28,	March 29,
	2026	2025

	(Thousands)
Balance at beginning of the period	$108,195	$108,504
Credit Loss (Releases) Provisions	(362)	7,680
Credit Loss Recoveries	202	477
Receivables Write Offs	(5,956)	(7,273)
Foreign Currency Effect and Other	(948)	725
Balance at end of the period	$101,131	$110,113

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 7% of inventories as of March 28, 2026, and approximately 6% of inventories as of June 28, 2025.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first nine months of fiscal 2026.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 28, 2025 (1)	$309,738	$527,293	$837,031
Foreign currency translation	(3,918)	(16,071)	(19,989)
Carrying value at March 28, 2026 (1)	$305,820	$511,222	$817,042
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	March 28,	June 28,	March 28,	June 28,
	2026	2025	2026	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due December 2026)	4.52%	—	$273,500	—
Term loan - current portion	4.03%	—	90,365	—
Other short-term debt	4.53%	5.17%	106,225	87,284
Short-term debt			$470,090	$87,284

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions, which is due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $996.1 million and $813.9 million at March 28, 2026, and June 28, 2025, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations.

Long-term debt consists of the following (carrying balances in thousands):

	March 28,	June 28,	March 28,	June 28,
	2026	2025	2026	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due December 2026)	—	5.18%	$—	$500,000
Credit Facility (due January 2030)	—	5.46%	—	411,586
Term loan - noncurrent portion	4.13%	—	174,964	—
Other long-term debt	4.74%	4.74%	19,462	21,975
Public notes due:
April 2026 (1)	4.63%	4.63%	550,000	550,000
March 2028	6.25%	6.25%	500,000	500,000
September 2030 (Convertible Notes)	1.75%	—	650,000	—
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,494,426	2,583,561
Discount and debt issuance costs – unamortized			(21,613)	(8,832)
Long-term debt			$2,472,813	$2,574,729

(1)As of March 28, 2026, the Company classified its $550 million of 4.63% Notes due April 2026 as long-term debt based on its ability and intent to refinance these notes on a long-term basis.

The Company has a five-year $1.50 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in January 2030. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of March 28, 2026, and June 28, 2025, there were $0.8 million and $0.9 million, respectively, in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio below a certain threshold, which the Company was in compliance with as of March 28, 2026, and June 28, 2025.

On August 28, 2025, the Company amended its Credit Facility through September 2026 to temporarily raise the maximum permitted leverage ratio. The amendment also restricts the Company's ability to make certain payments including the repurchase of shares in excess of $100 million worth of its common stock, which was reached in the first quarter of fiscal 2026 in connection with the issuance of the Convertible Notes.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Credit Facility includes a $250 million accordion feature under which the revolving line of credit may be increased up to $1.75 billion through an amendment, which the Company exercised in April 2026. The Company also repaid the $550 million 4.63% Notes due April 2026 with available borrowing capacity under the Credit Facility.

In July 2025, the Company entered into a credit agreement (“Term Loan”) for approximately $266.5 million that matures in approximately equal annual installments over the next three years. The Term Loan bears a blended variable interest rate between tranches as outlined in the prior tables.

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

As of March 28, 2026, the carrying value and fair value of the Company’s total debt was $2.94 billion and $2.99 billion, respectively. At June 28, 2025, the carrying value and fair value of the Company’s total debt was $2.66 billion and $2.65 billion, respectively. Fair value for public notes including convertible notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	March 28,	June 28,
	2026	2025

	(Thousands)
Economic hedges
Prepaid and other current assets	$8,752	$43,750
Accrued expenses and other	$10,777	$27,640
Cross-currency swap
Other liabilities	$49,072	$69,143

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Third Quarters Ended		Nine Months Ended
		March 28,	March 29,	March 28,	March 29,
		2026	2025	2026	2025

		(Thousands)
Economic hedges	Other expense, net	$(7,957)	$(636)	$(20,177)	$11,690
Cross currency swap	Interest and other financing expense, net	$765	$1,319	$1,754	$3,318

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

matters will not have a material adverse effect on the Company’s financial position or liquidity but could possibly be material to its results of operations in any single reporting period.

As of March 28, 2026, and June 28, 2025, the Company had aggregate estimated liabilities of $6.2 million and $9.6 million, respectively, classified within accrued expenses and other for such compliance-related matters that were both probable and estimable as of such dates.

Contingent Liability for Mexico Consumption Tax Audit

The Company’s facilities in Mexico operate under the IMMEX program, which provides for reduced tariffs and eased import regulations. The Mexican customs and tax authority (Servicio de Administracion Tributaria (SAT)) has been auditing the Company’s participation in the program for the period January 11, 2019, to January 11, 2020. The Company recorded a net loss of $43.4 million within “restructuring, integration and other expenses” in the Company’s consolidated statement of operations in the fourth quarter of fiscal 2025, which was the Company’s best estimate of the losses from this matter incorporating SAT negotiations at that time and the Company’s best estimate of its ability to recover VAT, foreign currency exchange rates at the time of payment or recovery, and any administrative processes or legal appeals. During the third quarter of fiscal 2026, the Company reached a negotiated settlement with SAT for the periods under audit and paid $61.4 million, resulting in a loss of $35.1 million, net of estimated VAT recovery.

7. Income taxes

The following discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 32.9% in the third quarter of fiscal 2026. During the third quarter of fiscal 2026, the Company’s effective tax rate was unfavorably impacted primarily by (i) the effect of foreign exchange gain recognition, (ii) the mix of income in higher tax jurisdictions, (iii) increases to unrecognized tax benefit reserves net of settlements, and (iv) increases to valuation allowances.

During the third quarter of fiscal 2025, the Company’s effective tax rate on its income before taxes was a benefit of 12.5%. During the third quarter of fiscal 2025, the Company’s effective tax rate was favorably impacted primarily by (i) increases in tax attribute carryforwards and (ii) the mix of income in lower tax jurisdictions.

For the first nine months of fiscal 2026, the Company’s effective tax rate on its income before taxes was 32.4%. The effective tax rate for the first nine months of fiscal 2026 was unfavorably impacted primarily by (i) increases to unrecognized tax benefit reserves net of settlements, (ii) the effect of foreign exchange gain recognition, (iii) increases to valuation allowances, and (iv) the effect of changes in tax rates enacted in foreign jurisdictions.

During the first nine months of fiscal 2025, the Company’s effective tax rate on its income before taxes was 3.7%. The effective tax rate for the first nine months of fiscal 2025 was favorably impacted primarily by increases in tax attribute carryforwards that are partially offset by increases to valuation allowances.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBB”). The bill includes extensions of current tax provisions and makes many tax changes. Most of the provisions enacted by the OBBB take effect in fiscal year 2025 to 2027. The Company expects no material adverse impact related to the OBBB in fiscal 2026. The Company will continue to monitor OBBB developments and update the potential impacts on its consolidated financial statements as new information becomes available.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan were as follows:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands)
Service cost within selling, general and administrative expenses	$2,718	$2,870	$8,155	$8,610

Interest cost	5,742	6,183	17,225	18,549
Expected return on plan assets	(10,553)	(10,438)	(31,659)	(31,315)
Recognized net actuarial loss and other	2,841	1,286	8,523	3,859
Total net periodic pension benefit within other expense, net	(1,970)	(2,969)	(5,911)	(8,907)

Net periodic pension cost (benefit)	$748	$(99)	$2,244	$(297)

The Company made $6.0 million of contributions during the first nine months of fiscal 2026 and expects to make additional contributions to the Plan of $2.0 million in the fourth quarter of fiscal 2026.

9. Shareholders’ equity

Share repurchase program

During the third quarter of fiscal 2026, the Company did not repurchase any shares. As of March 28, 2026, the Company had $225.8 million remaining under its share repurchase authorization.

Common stock dividend

In February 2026, the Company’s Board of Directors approved a dividend of $0.35 per common share and made dividend payments of $28.7 million in March 2026.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands, except per share data)
Numerator:
Net income	$94,332	$87,919	$207,810	$234,128

Denominator:
Weighted average common shares for basic earnings per share	82,014	86,014	82,152	86,984
Net effect of dilutive stock-based compensation awards	916	862	1,241	1,214
Net effect of dilutive convertible notes	—	—	—	—
Weighted average common shares for diluted earnings per share	82,930	86,876	83,393	88,198
Basic earnings per share	$1.15	$1.02	$2.53	$2.69
Diluted earnings per share	$1.14	$1.01	$2.49	$2.65
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	—	—	—

The Company calculates basic earnings per share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method for outstanding stock options, restricted stock units, and performance share units and the if-converted method for convertible debt.

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Nine Months Ended
	March 28,	March 29,
	2026	2025

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$6,627	$10,623
Supplemental Cash Flow Information:
Interest	$194,567	$215,022
Income tax payments, net	$90,483	$205,881

Included in cash and cash equivalents as of March 28, 2026, and June 28, 2025, was $0.2 million and $3.5 million, respectively, of cash equivalents. Fair value of cash equivalents is measured using Level 1 criteria in the fair value hierarchy and are primarily comprised of investment grade money market funds and overnight time deposits.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands)
Sales
Electronic Components	$6,665,122	$4,948,759	$18,056,646	$15,523,632
Farnell	454,657	366,664	1,280,660	1,059,327
Avnet Sales	$7,119,779	$5,315,423	$19,337,306	$16,582,959

Significant Segment Expenses and Operating Income:
Electronic Components
Cost of goods sold	$6,049,896	$4,459,531	$16,385,593	$14,009,571
Selling, general and administrative expenses	379,992	317,049	1,089,743	962,892
Operating income	$235,234	$172,179	$581,310	$551,169

Farnell
Cost of goods sold	$330,822	$268,039	$934,849	$782,117
Selling, general and administrative expenses	100,046	87,651	284,925	260,900
Operating income	$23,789	$10,974	$60,886	$16,310

Total reportable segment operating income	$259,023	$183,153	$642,196	$567,479

Corporate
Corporate selling, general and administrative expenses	$(38,387)	$(30,428)	$(99,142)	$(86,323)
Restructuring, integration, and other expenses	(14,737)	(9,110)	(48,199)	(39,255)
Amortization of acquired intangible assets	(364)	(364)	(1,092)	(1,099)
Avnet operating income	$205,535	$143,251	$493,763	$440,802

Capital expenditures:
Electronic Components	$13,006	$21,852	$43,830	$72,711
Farnell	3,864	4,882	12,968	15,148
Corporate	3	5	16	15
	$16,873	$26,739	$56,814	$87,874
Depreciation & amortization expense:
Electronic Components	$13,780	$12,301	$39,410	$39,150
Farnell	4,962	4,082	14,783	14,125
Corporate	11	12	36	32
	$18,753	$16,395	$54,229	$53,307
Sales, by geographic area:
Americas	$1,614,939	$1,274,228	$4,420,130	$3,972,909
EMEA	2,046,310	1,558,956	5,426,152	4,809,931
Asia	3,458,530	2,482,239	9,491,024	7,800,119
Avnet Sales	$7,119,779	$5,315,423	$19,337,306	$16,582,959

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by segment as follows:

	March 28,	June 28,
	2026	2025

	(Thousands)
Assets:
Electronic Components	$11,393,457	$9,984,932
Farnell	1,747,768	1,742,437
Corporate	348,069	391,184
	$13,489,294	$12,118,553

13. Restructuring expenses

Fiscal 2026

During fiscal 2026, the Company incurred restructuring expenses primarily related to headcount reductions including restructuring actions taken to reduce costs in Farnell and Europe. The following table presents the activity during the first nine months of fiscal 2026 related to the restructuring liabilities established during fiscal 2026:

	Severance	Other	Total

	(Thousands)
Fiscal 2026 restructuring expenses	$15,742	$3,133	$18,875
Cash payments	(9,592)	(3,067)	(12,659)
Other, principally foreign currency translation	(19)	(2)	(21)
Balance at March 28, 2026	$6,131	$64	$6,195

Severance expense recorded in the first nine months of fiscal 2026 related to the reduction, or planned reduction, of over 200 employees, primarily in business operations and support functions. Of the $18.9 million in restructuring expenses recorded in the first nine months of fiscal 2026, $15.1 million related to EC, and $3.8 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2026.

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

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended March 28, 2026, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	Third Quarters Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

	(Thousands)
Operating income	$205,535	$143,251	$493,763	$440,802
Restructuring, integration, and other expenses	14,737	9,110	48,199	39,255
Amortization of acquired intangible assets	364	364	1,092	1,099
Adjusted operating income	$220,636	$152,725	$543,054	$481,156

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

In February 2026, the U.S. Supreme Court issued a ruling striking down tariffs imposed under the International Emergency Economic Powers Act (IEEPA), including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world.

The Company continues to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on its results of operations. No potential refunds have been recorded in the Consolidated Financial Statements as the Company cannot reasonably estimate the financial impact.

Sales related to customer billings for various tariffs were less than one percent of total sales for the first nine months of fiscal 2026 and during fiscal 2025.

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

During the first nine months of fiscal 2026, the Company’s financial performance has improved as overall demand for electronic components is improving. During the third quarter of fiscal 2026, the Company experienced both year-over-year and quarter-over-quarter sales growth across all regions and an improvement in the days of inventory on hand. The Company expects sales in the fourth quarter of fiscal 2026 will grow approximately 5% compared to third quarter sales with expected sales growth across all regions.

Results of Operations

	Quarters Ended					Nine Months Ended
	Q3 2026	Q3 2025	Variance		Variance %	Q3 2026	Q3 2025	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$7,120	$5,315	$1,804		34.0%	$19,337	$16,583	$2,754		16.6%
Gross profit	739	588	151		25.7	2,017	1,791	226		12.6
Selling, general and administrative expenses	519	435	83		19.1	1,475	1,311	164		12.5
Restructuring, integration, and other expenses	15	9	6		61.8	48	39	9		22.8
Operating income	206	143	62		43.5	494	441	53		12.0
Adjusted operating income	221	153	68		44.5	543	481	62		12.9
Other expense, net	(2)	(4)	2		(54.2)	(2)	(10)	7		(77.0)
Interest and other financing expenses, net	(63)	(61)	(2)		3.3	(184)	(188)	4		(2.0)
Income tax expense	46	(10)	56		(573.0)	99	9	90		1,000.7
Net income	94	88	6		7.3	208	234	(26)		(11.2)
Diluted earnings per share	1.14	1.01	0.13		12.9	2.49	2.65	(0.16)		(6.0)

Other Metrics
Gross profit margin	10.4%	11.1%	(68)	bps	(0.7)%	10.4%	10.8%	(37)	bps	(0.4)%
Operating income margin	2.9%	2.7%	19	bps	0.2%	2.6%	2.7%	(11)	bps	(0.1)%
Adjusted operating income margin	3.1%	2.9%	23	bps	0.2%	2.8%	2.9%	(9)	bps	(0.1)%
Effective tax rate	32.9%	(12.5)%	4,540	bps	45.4%	32.4%	3.7%	2,865	bps	28.7%

Sales

The following table presents the percentage change in sales for the third quarter and first nine months of fiscal 2026 as compared to the third quarter and first nine months fiscal 2025, by geographic region and operating group.

	Quarter Ended		Nine Months Ended
	March 28, 2026		March 28, 2026
		Sales		Sales
		Year-Year %		Year-Year %
	Sales	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change	Currency
Avnet	34.0%	30.2%	16.6%	14.2%
Avnet by region
Americas	26.7%	26.7%	11.3%	11.3%
EMEA	31.3%	18.9%	12.8%	4.5%
Asia	39.3%	39.3%	21.7%	21.7%
Avnet by operating group
Electronic Components	34.7%	31.2%	16.3%	14.0%
Farnell	24.0%	17.9%	20.9%	17.0%

Third quarter fiscal 2026 sales reached $7.12 billion, up 34.0% or $1.80 billion from $5.32 billion for the same quarter last year, with growth across all EC regions and Farnell. Sales for the first nine months of fiscal 2026 were $19.34 billion, an increase of $2.75 billion over sales for the first nine months of fiscal 2025, driven by strong performance in both EC and Farnell operating groups across all end markets served.

EC sales were $6.67 billion in the third quarter of fiscal 2026, representing a $1.72 billion increase, or 34.7%, over prior year third quarter sales of $4.95 billion. All three EC regions contributed to this growth led by the Company’s Asia region. The increase in EC sales was mainly attributable to increased sales volumes and the mix of higher-priced components and to a lesser extent from increase in prices for certain memory-related products.

Farnell sales for the third quarter of fiscal 2026 were $454.7 million, reflecting an increase of $88.0 million, or 24.0%, compared to the same period in the prior year. The increase in sales in the third quarter of fiscal 2026 is primarily due to improvement in demand for single board computers and on-the-board electronic components. The increase in sales at Farnell was primarily driven by an increase in volumes as increases in components pricing were insignificant during the third quarter of fiscal 2026.

Gross Profit

The Company’s gross profit and gross profit margin are primarily affected by sales volume, product mix, customer mix and pricing, and geographic sales mix. Gross profit for the third quarter of fiscal 2026 increased $151.2 million, or 25.7% from the third quarter of fiscal 2025. Gross profit for the first nine months of fiscal 2026 increased $225.6 million, or 12.6% from the first nine months of fiscal 2025.This increase in gross profit is primarily due to sales increases in both operating groups previously discussed, partially offset by declines in gross profit margin in the EC operating group, which was driven by a higher percentage of sales coming from the lower margin Asia region and from differences in product and customer mix in the Western regions.

Gross profit margin decreased by 68 basis points to 10.4% for the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025. For the first nine months of fiscal 2026, gross margin decreased by 37 basis points to 10.4% when compared to the first nine months of fiscal 2025.

EC gross profit margin decreased year over year largely due to the factors discussed previously. Farnell gross profit margin increased year over year, primarily due to an increase in product mix of on-the-board electronic components.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) increased $83.3 million or 19.1% from the third quarter of fiscal 2025, and increased $163.7 million, or 12.5% from the first nine months of fiscal 2025. The increase in SG&A expenses is primarily due to increases in variable operating expenses associated with higher sales volumes and the impact of changes in foreign currency translation rates.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the third quarter of fiscal 2026, SG&A expenses were 7.3% of sales and 70.2% of gross profit, as compared with 8.2% and 74.1%, respectively, in the third quarter of fiscal 2025. SG&A expenses were 7.6% as a percentage of sales and 73.1% as a percentage of gross profit for the first nine months of fiscal 2026, as compared with 7.9% and 73.2%, respectively, in the first nine months of fiscal 2025. The year-over-year decrease in SG&A expenses as a percentage of gross profit is primarily due to the increase in sales as discussed previously without a corresponding increase in SG&A expenses partially offset by the decline in gross profit margin in EC as explained in the prior discussion.

See Note 12 “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the amount of selling, general and administrative expenses by operating group.

Restructuring, Integration, and Other Expenses

The Company recorded total restructuring, integration, and other expenses in the third quarter of fiscal 2026 of $14.7 million, consisting of $7.8 million of severance and other restructuring related expenses, and $6.9 million of integration and other costs primarily related to start-up costs associated with a new distribution center in EMEA, partially offset by a benefit due to a change in estimate from the settlement of an audit in Mexico. The after-tax impact of restructuring, integration, and other expenses were $8.8 million and $0.11 per share on a diluted basis.

The Company expects to incur additional restructuring, integration and other expenses in fourth quarter of fiscal 2026 related to start-up costs associated with a new distribution center in EMEA as well as costs associated with the closure of another distribution center in EMEA.

During the first nine months of fiscal 2026, the Company incurred restructuring, integration, and other expense costs of $48.2 million, consisting of $18.9 million of severance and other employee-related expenses, and $29.3 million of integration and other costs. The after-tax impact of restructuring, integration, and other expenses were $33.0 million and $0.40 per share on a diluted basis.

Comparatively, the Company recorded restructuring, integration, and other expense costs of $9.1 million and $39.3 million during the third quarter and first nine months of fiscal 2025, respectively.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

Operating income for the third quarter of fiscal 2026 was $205.5 million, an increase of $62.3 million or 43.5%, year over year. Operating income margin for the third quarter of fiscal 2026 was 2.9%, an increase of 19 basis points compared to 2.7% in the third quarter of fiscal 2025. Adjusted operating income for the third quarter of fiscal 2026 was $220.6 million, an increase of $67.9 million, or 44.5%. Adjusted operating income margin for the third quarter of fiscal 2026 was 3.1% compared to 2.9% in the third quarter of fiscal 2025. The increase in operating income margin and adjusted operating income margin is primarily due to growth across EC and Farnell.

Comparing the third quarter of fiscal 2026 to the third quarter of fiscal 2025, EC operating income increased 36.6% to $235.2 million, and EC operating income margin increased 5 basis points to 3.5%. Farnell operating income increased 116.8% to $23.8 million in the third quarter of fiscal 2026. Farnell operating income margin increased 224 basis points year-over-year to 5.2%. The increases in operating income and operating income margin in Farnell are due to higher sales and higher gross profit margin.

Operating income for the first nine months of fiscal 2026 was $493.8 million, an increase of $53.0 million from the first nine months of fiscal 2025 operating income of $440.8 million. The year-over-year increase in operating income was primarily due to the higher gross profit margin in Farnell offset by the increase in SG&A expenses. Adjusted operating income for the first nine months of fiscal 2026 was $543.1 million, an increase of $61.9 million or 12.9% from the first nine months of fiscal 2025. Operating income margin was 2.6% in the first nine months of fiscal 2026, a decrease of 11 basis points compared to 2.7% in the prior year first nine months.

Interest and Other Financing Expenses, Net

Interest and other financing expenses in the third quarter of fiscal 2026 were $63.1 million, an increase of $2.0 million as compared to $61.1 million in the third quarter of fiscal 2025. Interest and other financing expenses in the first nine months of fiscal 2026 were $184.3 million, a decrease of $3.7 million, as compared with interest and other financing expenses of $188.0 million in the first nine months of fiscal 2025. The increase in interest and other financing expenses in the third quarter of fiscal 2026 compared to fiscal 2025 is primarily a result of higher average borrowings.

Income Tax

Income tax expense for the third quarter and first nine months of fiscal 2026 were $46.2 million and $99.5 million, respectively, reflecting an effective tax rate of 32.9% and 32.4%, respectively. In comparison, for the third quarter and first nine months of fiscal 2025, income tax (benefit) expense were $ (9.8) million and $9.0 million, respectively, reflecting an effective tax rate of (12.5)% and 3.7%, respectively. The increase in the effective tax rate for the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025 was primarily related to the tax attribute carryforwards generated in fiscal 2025 but not in fiscal 2026 and the mix of income in higher tax jurisdictions. The increase in the effective tax rate for the first nine months of fiscal 2026 as compared to the first nine months of fiscal 2025 was primarily related to the tax attribute carryforwards that were generated in fiscal 2025 but not in fiscal 2026. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

As a result of the prior factors described, the Company’s net income for the third quarter of fiscal 2026 was $94.3 million, or $1.14 per share on a diluted basis, as compared with $87.9 million, or $1.01 per share on a diluted basis, in the third quarter of fiscal 2025.

As a result of the prior factors described, the Company’s net income for the first nine months of fiscal 2026 was $207.8 million, or $2.49 per share on a diluted basis, as compared with $234.1 million, or $2.65 per share on a diluted basis, in the first nine months of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash from operating activities was $9.8 million for the first nine months of fiscal 2026, down from $585.0 million in the same period of fiscal 2025. The decline was mainly due to $296.5 million used for working capital in the first nine months of fiscal 2026 to support sales growth, compared to $282.4 million generated in 2025. Increases in accounts receivable and inventory in fiscal 2026 were primarily to support sales growth, partially offset by increases to accounts payable from inventory purchases and certain accruals. The Company used $61.4 million of cash from operations to settle an audit in Mexico.

Financing Activities

Net proceeds of debt totaled $284.6 million during the first nine months of fiscal 2026, including net proceeds of $633.8 million from the issuance of Convertible Notes, $268.1 million for term loans, and $18.8 million of other debt, offset by net repayments of $409.5 million under the Credit Facility, and $226.5 million under the Securitization Program. This compares to $270.3 million of net repayments during the first nine months of the prior fiscal year.

The Company has repurchased $138.3 million of common stock under its share repurchase plan during the first nine months of fiscal 2026 compared to $253.5 million in the same period of the prior fiscal year. The Company paid cash dividends to shareholders of $1.05 per share, or $85.6 million, during the first nine months of fiscal 2026 as compared to $0.99 per share, or $85.6 million, during the first nine months of fiscal 2025.

Investing Activities

Net cash used in investing activities decreased by $21.7 million during the first nine months of fiscal 2026 compared to the same period in 2025, primarily due to lower capital expenditures.

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

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding notes and debt as of March 28, 2026. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of March 28, 2026, and June 28, 2025.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of third quarter of fiscal 2026 were $125.7 million.

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

Liquidity

The Company held cash and cash equivalents of $202.4 million as of March 28, 2026, of which $193.5 million was held outside the United States. As of June 28, 2025, the Company held cash and cash equivalents of $192.4 million, of which $181.8 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company generated $149.3 million in cash flows from operating activities over the trailing four fiscal quarters ended March 28, 2026.

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

As of the end of the third quarter of fiscal 2026, the Company had a combined total borrowing capacity of $2.0 billion under the Credit Facility and the Securitization Program. There were no borrowings outstanding and $0.8 million in letters of credit issued under the Credit Facility, and $273.5 million outstanding under the Securitization Program, resulting in approximately $1.73 billion of total committed availability as of March 28, 2026. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings. The Company expects to renew or replace the Securitization Program on similar terms with a larger capacity, subject to market conditions, before its maturity in December 2026.

The Credit Facility includes a $250 million accordion feature under which the revolving line of credit may be increased up to $1.75 billion through an amendment, which the Company exercised in April 2026. The Company also repaid the $550 million 4.63% Notes due April 2026 with available borrowing capacity under the Credit Facility.

During the third quarter and first nine months of fiscal 2026, the Company had an average daily balance outstanding of approximately $637.0 million and $652.3 million, respectively, under the Credit Facility, and approximately $488.0 million and $475.6 million, respectively, under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of March 28, 2026, the Company does not expect to repurchase additional shares until its’ consolidated leverage ratio returns to historical levels. When share repurchases resume, the Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The Company has $225.8 million of capacity remaining on the share repurchase program approved by the Board of Directors as of March 28, 2026.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the third quarter of fiscal 2026, the Board of Directors approved a dividend of $0.35 per share, which resulted in $28.7 million of dividend payments during the quarter.

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

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of March 28, 2026, approximately 78% of the Company’s debt bears interest at a fixed rate and 22% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $1.6 million decrease in income before income taxes in the Company’s consolidated statement of operations for the third quarter of fiscal 2026.

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

During the third quarter of fiscal 2026, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 28, 2025, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 28, 2026, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. During the third quarter of fiscal 2026, the Company did not repurchase any shares under the share repurchase program.

Item 6.	Exhibits
Exhibit
Number	Exhibit

10.1*

Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated April 13, 2026, among Avnet, Inc., Avnet Holding Europe BV, Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and the Lenders party thereto.

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

Date: May 1, 2026

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer