Form 10-K
period 2026-06-27
AVNET INC
filed 2026-08-14
CIK 8858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2026

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

The aggregate market value (approximate) of the registrant’s common equity held by non-affiliates based on the closing price of a share of the registrant’s common stock for Nasdaq Global Select Market composite transactions on December 26, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,961,019,216.

As of August 7, 2026, the total number of shares outstanding of the registrant’s Common Stock was 82,072,979 shares, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on November 20, 2026, are incorporated herein by reference in Part III of this Report.

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

Within the EC operating group for 2026, net sales of approximately 83% consist of semiconductor products, approximately 15% consist of interconnect, passive, and electromechanical components, and 2% consist of computers and others.

Avnet Design Solutions

EC offers design support that provides engineers with a host of technical design solutions, which helps EC support a broad range of customers seeking to create complex products that incorporate electronic components. With access to a suite of design tools and engineering support, customers can get product specifications along with evaluation kits and reference designs that enable a broad range of applications from any point in the design cycle. EC also offers engineering and technical resources deployed globally to support product design, bill of materials development, and technical education and training. By utilizing EC’s design chain support, customers can optimize their electronic component selection and accelerate their time to market. EC’s extensive electronic component offerings provide customers access to a diverse range of products from a complete spectrum of suppliers.

Avnet Supply Chain Solutions

EC’s supply chain solutions provide procurement support and warehousing and logistics services to OEMs, EMS providers, and electronic component manufacturers, enabling them to optimize supply chains on a local, regional, or global basis. EC’s internal competencies in supply chain, global warehousing and logistics, information technology, and inventory and asset management, combined with its global footprint and extensive supplier relationships, allows EC to develop supply chain solutions that provide for a deeper level of engagement with its customers. These customers can manage their supply chains to meet the demands of a competitive global environment without a commensurate investment in physical assets, systems, and personnel. With supply chain planning tools and a variety of electronic component management solutions, EC provides various solutions that meet a customer’s requirements and minimize supply chain risk in a variety of scenarios.

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

Within the Farnell operating group for 2026, net sales of approximately 19% consists of semiconductor products, approximately 36% consists of IP&E components, approximately 13% consists of single-board computers, and approximately 32% consists of other products and services, including test and measurement and maintenance, repair, and operations products.

Major Products

One of Avnet’s competitive strengths is the breadth and quality of the suppliers whose products it distributes. Products from one supplier were over 10% of consolidated sales during fiscal year 2026 and approximately 10% of consolidated sales during fiscal years 2025 and 2024. Listed in the table below are the major product categories and the Company’s approximate sales of each during the past three fiscal years. “Other” consists primarily of test and measurement and maintenance, repair, and operations (MRO) products.

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Millions)
Semiconductors	$21,711.0	$17,207.9	$19,030.3
Interconnect, passive & electromechanical (IP&E)	4,605.2	3,976.9	3,745.9
Computers	601.6	528.9	382.8
Other	714.9	487.1	598.1
Sales	$27,632.7	$22,200.8	$23,757.1

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

Seasonality

Historically, Avnet’s business has not been materially impacted by seasonality, except for differences in regional sales mixes at different times during the year. Typically, the Americas and EMEA have less sales than Asia in the first half of the fiscal year due to holidays in the December quarter and to a lesser extent vacation periods in the September quarter. Asia typically has lower sales in the second half of the fiscal year, primarily in the March quarter where the region is impacted by lunar new year holidays across the region.

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

Number of Employees

As of June 27, 2026, the Company had a global workforce of approximately 15,040 employees across 48 countries. This included approximately 4,125 employees in the Americas, 6,108 employees in EMEA, and 4,807 employees in Asia.

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

Health and Safety

The Company aims to create workspaces and practices that foster a safe and secure work environment. In fiscal 2026, continued progress was made with implementing a multi-year plan to improve alignment and consistency of management systems, policies, and procedures; provide comprehensive health and safety training to employees relevant to their specific work functions; drive continual improvement processes with a focus on identified risks; and increase ISO certifications at operational sites. As of June 27, 2026, the Company has 27 operational sites, of which nine are certified to ISO 45001 and 19 are certified to ISO 14001.

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

The Company’s Equal Employment Opportunity Policy actively promotes inclusion in the Company’s talent management practices. The Company’s commitment to inclusion is evidenced by the makeup of its Board of Directors, which as of June 27, 2026, was 40% women and 50% racially and ethnically diverse (including Middle Eastern origin). In addition, for fiscal years 2021 through 2026, executive’s annual incentive compensation included non-financial performance goals that consist in part on inclusion.

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

Employee Engagement

The Company engages with its employees and encourages open and direct feedback through employee engagement surveys. Through such surveys, the Company regularly collects feedback to better understand its employees’ experiences and identify opportunities to improve the work environment, increase employee satisfaction, and strengthen its culture. In fiscal 2026, the Company conducted its regular global employee engagement survey and achieved a participation rate of 70%.

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

Changes in customer needs and consumption models

Changes in customer product demands and consumption models may cause a decline in the Company’s billings, which would have a negative impact on the Company’s financial results. Changes in technology (such as artificial intelligence) could reduce the types or quantity of services that customers require from the Company. While the Company attempts to identify changes in market conditions as soon as possible, the dynamics of the industries in which it operates make it difficult to predict and timely react to such changes, including those relating to product shortages or excess supply. Also, future downturns, inflation, or supply chain challenges, including in the semiconductor, embedded solutions, maintenance, and test and measurement industries, could adversely affect the Company’s relationships with its customers, operating results, and profitability.

Specifically, the semiconductor industry experiences periodic fluctuations in product supply and demand (often associated with changes in economic conditions, technology, and manufacturing capacity) and suppliers may not adequately predict or meet customer demand. Geopolitical uncertainty (including from military conflicts, health-related crises, and international trade disputes) has led, and may continue to lead, to shortages, extended lead times, and unpredictability in the supply of certain semiconductors and other electronic components. In reaction, customers may over order to ensure sufficient inventory, which, when the shortage lessens, may result in order cancellations and decreases. In cases where customers have non-cancellable/ non-returnable orders, customers may not be able or willing to carry out the terms of the orders. The Company’s prices to customers depend on many factors, including product availability, supplier costs, and competitive pressures. The Company may be unable to increase prices to customers to offset higher internal costs, which could reduce margins. During fiscal 2026, 2025, and 2024, sales of semiconductors represented approximately 79%, 78%, and 80% of the Company’s consolidated sales, respectively, and the Company’s sales closely follow the strength or weakness of the semiconductor industry. These conditions make it more difficult to manage the Company’s business and predict future performance.

Disruptions to key supplier and customer relationships

One of the Company’s competitive strengths is the breadth and quality of the suppliers whose products the Company distributes. For fiscal 2026, one supplier accounted for over 10% of the Company’s consolidated billings. The Company’s contracts with its suppliers vary in duration and are generally terminable by either party at will and upon notice. The Company’s suppliers may terminate or significantly reduce their volume of business with the Company because of a product shortage, an unwillingness to do business with the Company, changes in strategy, or otherwise.

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

Customers, suppliers, and investors are increasingly requesting information and action regarding the Company’s supply chain due diligence, environmental impacts, cybersecurity, and other social and governance practices. Such increased expectations may increase costs and result in reputational damage and loss of business if the Company is perceived to have not met such expectations.

Risks related to international operations

During fiscal 2026, 2025, and 2024 approximately 78%, 77% and 77%, respectively, of the Company’s sales came from its operations outside the United States. The Company’s operations are subject to a variety of risks that are specific to international operations, including, but not limited to, the following:

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

Tariffs, trade restrictions, sanctions, or changes in trade policies may adversely affect the Company’s sales and profitability. For example, the U.S. administration has made, and continues to make, changes in trade policies, including negotiating or terminating trade agreements, imposing higher tariffs on imports into the United States, and other measures affecting trade between the United States and other countries. Additionally, some countries are changing their trade policies relating to goods imported from the United States. These policies and related geopolitical tensions could dampen consumer demand, increase market volatility, and impact currency exchange rates, each of which could adversely affect the Company’s financial performance. Further, evaluating and complying with new and future trade measures diverts management’s attention from existing initiatives, which may negatively impact the Company’s business operations. The recent U.S. Supreme Court decision invalidating certain tariffs has increased complexity.

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

Data security and privacy threats

Threats to the Company’s data and information technology systems (including cybersecurity attacks such as phishing and ransomware) are becoming more frequent and sophisticated, including through the use of artificial intelligence and machine learning. Threat actors have successfully breached the Company’s systems and processes in various ways, and such cybersecurity breaches expose the Company to significant potential liability and reputational harm. Cybersecurity attacks have not yet materially impacted the Company’s data or the Company’s operations, financial condition, or data security. However, future attacks could have a material impact. Threat actors, including sophisticated nation-state actors, seek unauthorized access to intellectual property, or confidential or proprietary information regarding the Company, its customers, its business partners, or its employees, and may target the Company’s systems for espionage, intellectual property theft, or disruption of operations. They deploy malicious software programs that exploit security vulnerabilities, including ransomware designed to encrypt the Company’s files so an attacker may demand a ransom for restored access. They also seek to misdirect money, sabotage data and systems, takeover internal processes, and induce employees or other system users to disclose sensitive information, including login credentials. In addition, some Company employees continue to work from home on a full-time or hybrid basis, which increases the Company’s vulnerability to cyber and other information technology risks. Further, the Company relies on third-parties, whose systems and controls are outside the Company’s control. A failure, breach, or disruption involving such third parties could materially affect the Company’s operations.

The Company seeks to protect and secure its systems and information, prevent and detect evolving threats, and respond to threats as they occur. Measures taken include implementing and enhancing information security controls, such as enterprise-wide firewalls, continuous monitoring, intrusion detection, endpoint protection, email security, disaster recovery, vulnerability management, and cybersecurity training for employees to enhance awareness of general security best practices, financial fraud, and phishing. Despite these efforts, the Company may not always be successful. Threat actors frequently change their techniques and technology (such as implementing artificial intelligence) and, consequently, the Company may not always promptly detect the existence or scope of a security breach. As these types of threats grow and evolve, the Company may make further investments to protect its data and information technology infrastructure, which may impact the Company’s profitability. The Company’s insurance coverage for protecting against cyber attacks may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, the Company may be negatively impacted by existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, data privacy, data localization, and data protection. Failure to comply with such requirements could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations, as well as subject the Company to significant fines, litigation losses, third-party damages, and other liabilities.

Financial Risks

Inventory value decline

The electronic components and integrated products industries are subject to technological change, new and enhanced products, changes in customer needs, and changes in industry standards and regulatory requirements, which can cause the Company’s inventory to decline in value or become obsolete. Regardless of the general economic environment, prices may decline due to a decrease in demand or an oversupply of products, which may increase the risk of declines in inventory value. Many of the Company’s suppliers offer certain protections from the loss in value of inventory (such as price protection and limited rights of return), but such policies may not fully compensate for the loss. Also, suppliers may not honor such agreements, some of which are subject to supplier discretion. In addition, certain Company sales are made pursuant to individual purchase orders, rather than through long-term sales contracts. Where there are contracts, such contracts are generally terminable at will upon notice. Unforeseen product developments, inventory value declines, or customer cancellations may adversely affect the Company’s business, results of operations, financial condition, or liquidity.

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

As of June 27, 2026, the Company had debt outstanding with financial institutions under various notes, secured borrowings, and committed and uncommitted lines of credit. The Company needs cash to pay debt principal and interest, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. Under certain of its credit facilities, the applicable interest rate and costs are based in part on the Company’s current debt rating. If its debt rating is reduced, higher interest rates and increased costs would result. A portion of the Company’s debt is subject to variable interest rates and an increase in such rates would increase debt service obligations. Any material increase in the Company’s financing costs or loss of access to cost-effective financing could have an adverse effect on its profitability, results of operations, and cash flows.

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

Many countries have adopted provisions to align their international tax rules with the Base Erosion and Profit Shifting Project, led by the Organisation for Economic Co-operation and Development (“OECD”), which applied to the Company as of fiscal year 2026. The project aims to standardize and modernize global corporate tax policy, and levies a 15% global minimum corporate tax rate on a country-by-country basis on companies with revenue over a set threshold. Various jurisdictions are adopting related regulations at different times and in varying forms. Conflicting regulations or interpretations could increase risk of double taxation, compliance complexity, and disputes with taxing authorities. Furthermore, many countries are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred assets and liabilities.

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

Competition

The market for the Company’s products and services is very competitive and subject to technological advances (including artificial intelligence), new competitors, non-traditional competitors, and changes in industry standards. The Company competes with other global and regional distributors, as well as some of the Company’s own suppliers that maintain direct sales efforts. In addition, as the Company expands its offerings and geographies, the Company may encounter increased competition from current or new competitors. The Company’s failure to maintain and enhance its competitive position, including by adopting or enhancing digital capabilities, could adversely affect its business and prospects. Furthermore, the Company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.

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

Employee retention and hiring constraints

The Company’s success depends on its ability to attract, engage, develop, and retain qualified employees in a competitive labor market. Key talent acquisition may be impacted by immigration restrictions, shifting workforce demographics, and evolving skill requirements driven by technological change, including artificial intelligence. Restructuring activities and position eliminations may also affect the Company’s brand reputation as an employer, employee morale, and retention, particularly in areas where employees are represented by works councils and unions. Any challenges in maintaining a skilled and engaged workforce could adversely affect the Company’s business, financial condition, and results of operations.

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

Item 2. Properties

The Company’s Corporate and EC Americas headquarters are in Phoenix, Arizona. The Company owns and leases approximately 2.1 million and 4.1 million square feet of space, respectively, of which approximately 24% is in the United States. The facilities consist of office, warehousing, integration and value-added operations. The Company believes that the facilities are well maintained and adequate for current and future operating needs. The following table summarizes the square footage of the Company’s facilities by region as of June 27, 2026 (in millions):

Approximate
Square
Footage
Americas	1.9
EMEA	3.2
Asia	1.1
Total	6.2

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

Record Holders

As of August 7, 2026, there were 1,160 registered holders of record of Avnet’s common stock.

Stock Performance Graphs and Cumulative Total Returns

The graph below matches the cumulative 5-year total return of holders of Avnet’s common stock with (i) the cumulative total returns of the Nasdaq Composite Index and (ii) a customized peer group of five companies (Agilysys Inc., Arrow Electronics Inc., Insight Enterprises Inc., Scansource Inc., and TD Synnex Corporation). The graph assumes that the value of the investment in Avnet’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 7/3/2021 and tracks it through 6/27/2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avnet, Inc. the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
07/03/2021
07/02/2022
07/01/2023
06/29/2024
06/28/2025
06/27/2026
Avnet, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 07/03/2021 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	7/3/2021	7/2/2022	7/1/2023	6/29/2024	6/28/2025	6/27/2026
Avnet, Inc.	$100	$108.20	$132.63	$138.84	$145.69	$244.51
Nasdaq Composite	$100	$76.54	$95.69	$124.02	$142.78	$179.25
Peer Group	$100	$88.85	$109.49	$127.14	$128.45	$202.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. During the fourth quarter of fiscal 2026, the Company did not repurchase any shares under the share repurchase program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the past three fiscal years, the following discussion should be read in conjunction with the description of the business appearing in Item 1 of this Report and the consolidated financial statements, including the related notes and schedule, and other information appearing in Item 8 of this Report. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal years 2025 and 2024 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025. The Company operates on a “52/53 week” fiscal year. Fiscal years 2026, 2025 and 2024 each contained 52 weeks.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

*	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration and other expenses, and (ii) amortization of acquired intangible assets.

The following table provides a reconciliation of operating income to adjusted operating income:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Operating income	$724,782	$514,254	$844,367
Restructuring, integration, and other expenses	134,706	108,316	52,550
Amortization of acquired intangible assets	1,457	1,463	3,130
Adjusted operating income	$860,945	$624,033	$900,047

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

Sales related to customer billings for various tariffs were less than one percent of total sales for fiscal 2026, fiscal 2025 and fiscal 2024.

During fiscal 2026, the Company’s financial performance improved as demand for electronic components strengthened resulting in year-over-year sales growth across all regions and improved days of inventory on hand. The Company expects sales in the first quarter of fiscal 2027 will grow approximately 10% compared to fourth quarter of fiscal 2026 sales with expected sales growth across all Electronic Components regions and Farnell.

Results of Operations

	Years Ended
	2026	2025	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$27,633	$22,201	$5,432		24.5%
Gross profit	2,882	2,385	497		20.8
Selling, general and administrative expenses	2,022	1,762	260		14.8
Restructuring, integration, and other expenses	135	108	26		24.4
Operating income	725	514	211		40.9
Adjusted operating income	861	624	237		38.0
Other expense, net	(7)	(17)	11		(61.6)
Interest and other financing expenses, net	(251)	(246)	(4)		1.8
Income tax expense	133	10	123		1,185.2
Net income	334	240	94		39.2
Diluted earnings per share	4.01	2.75	1.26		45.8

Other Metrics
Gross profit margin	10.4%	10.7%	(31)	bps	(0.3)%
Operating income margin	2.6%	2.3%	30	bps	0.3%
Adjusted operating income margin	3.1%	2.8%	31	bps	0.3%
Effective tax rate	28.5%	4.1%	2,433	bps	24.3%

Sales

Analysis of Sales: By Operating Group and Geography

The table below provides sales change rates for fiscal 2026 as compared to fiscal 2025 as reported and on a constant currency basis by geographic region and operating group.

						Sales
						Year-Year %
	Years Ended				Sales	Change in
	June 27,	% of	June 28,	% of	Year-Year %	Constant
	2026	Total	2025	Total	Change	Currency

	($ in millions)
Sales by Operating Group:
EC	$25,851.9	93.6%	$20,755.0	93.5%	24.6%	22.6%
Farnell	1,780.8	6.4%	1,445.8	6.5%	23.2%	19.8%
Total Avnet	$27,632.7		$22,200.8		24.5%	22.4%

Sales by Geographic Region:
Americas	$6,480.8	23.5%	$5,300.0	23.9%	22.3%	22.3%
EMEA	7,725.1	28.0%	6,409.6	28.9%	20.5%	13.1%
Asia	13,426.8	48.5%	10,491.2	47.2%	28.0%	28.2%
Total Avnet	$27,632.7		$22,200.8

Avnet’s sales for fiscal 2026 were $27.63 billion, an increase of $5.43 billion, or 24.5%, from fiscal 2025 sales of $22.20 billion, with growth across all EC regions and Farnell. Sales in constant currency increased 22.4% year over year, driven by strong performance in both EC and Farnell operating groups across all end markets served.

EC sales in fiscal 2026 were $25.85 billion, representing a $5.10 billion increase, or 24.6% increase over prior year sales of $20.75 billion. EC sales increased 22.6% year over year in constant currency. All three EC regions contributed to this growth led by the Company’s Asia region. The increase in EC sales was mainly attributable to increased sales volumes and the mix of higher-priced components and to a lesser extent from increase in prices for certain memory-related products.

Farnell sales in fiscal 2026 were $1.78 billion, representing an increase of $335.0 million or 23.2%, compared to prior year sales of $1.45 billion. The year-over-year increase in sales in fiscal 2026 is primarily due to improvement in demand for single board computers and on-the-board electronic components. The increase in sales at Farnell was primarily driven by an increase in volume as increases in components pricing including certain memory-related products was a smaller contributor to sales growth during fiscal 2026.

Gross Profit

The Company’s gross profit and gross margin are primarily affected by sales volume, product mix, customer mix and pricing, and geographic sales mix. Gross profit increased $496.9 million, or 20.8% to $2.88 billion in fiscal 2026, compared to $2.38 billion in fiscal 2025. This increase was primarily driven by higher sales in both operating groups, partially offset by year-over-year lower gross profit margin in the EC operating group. Gross profit margin decreased to 10.4% in fiscal 2026 or 31 basis points from fiscal 2025 gross profit margin of 10.7%.

EC gross profit margin declined in fiscal 2026 compared with fiscal 2025 primarily due to a higher mix of sales from the lower-margin Asia region and changes in product and customer mix in the Western regions. Asia represented approximately 51% of EC sales in fiscal 2026, compared with 49% in fiscal 2025. EC gross profit margin decreased 44 basis points to 9.24% in fiscal 2026 from 9.68% in fiscal 2025.

Farnell gross profit margin was 27.73% in fiscal 2026, up 168 basis points year over year, primarily due to a higher mix of on-the-board electronic components and, to a lesser extent, an increase in component pricing for certain memory-related products during fiscal 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) in fiscal 2026 were $2.02 billion, an increase of $260.0 million, or 14.8%, from fiscal 2025. The year-over-year increase in SG&A expenses is primarily due to increases in variable operating expenses associated with higher sales volumes and the impact of changes in foreign currency translation rates.

Metrics that management monitors with respect to its operating expenses are SG&A expenses as a percentage of sales and as a percentage of gross profit. In fiscal 2026, SG&A expenses were 7.3% of sales 70.2% of gross profit, compared with 7.9% and 73.9%, respectively, in fiscal 2025. The year-over-year decrease in SG&A expenses as a percentage of sales and gross profit was primarily due to increased sales without a corresponding increase in SG&A expenses, partially offset by the decline in gross profit margin in EC as discussed above.

See Note 16 “Segment information” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the amount of selling, general and administrative expenses by operating group.

Restructuring, Integration and Other Expenses

The Company recorded total restructuring, integration, and other expenses in fiscal 2026 of $134.7 million consisting of $87.7 million of severance and other restructuring related expenses, and $47.0 million of integration and other costs primarily related to start-up costs associated with a new distribution center in EMEA, partially offset by a benefit due to a change in estimate from the settlement of an audit in Mexico. The largest component of the severance expense in fiscal 2026, was due to the announced closure of a distribution center in Germany that impacted approximately 350 employees. The closure is expected to be completed in the third quarter of fiscal 2027.

The after-tax impact of restructuring, integration, and other expenses were $96.1 million and $1.15 per share on a diluted basis.

During fiscal 2025 the Company recorded restructuring, integration, and other expenses of $108.3 million, which consists of restructuring costs of $56.1 million, integration and other costs of $14.5 million, a benefit of $6.0 million for changes in estimates for costs associated with prior year restructuring actions, and $43.7 million of other costs primarily related to the estimated contingent liability associated with the consumption tax audit in Mexico.

See Note 17, “Restructuring expenses” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to restructuring expenses.

Operating Income

Operating income increased $210.5 million, or 40.9%, to $724.8 million in fiscal 2026, compared with $514.3 million in fiscal 2025. Operating income margin increased 30 basis points to 2.6% in fiscal 2026 from 2.3% in fiscal

2025. Adjusted operating income for fiscal 2026 was $860.9 million, an increase of $236.9 million or 38.0%, from fiscal 2025 adjusted operating income. Adjusted operating income margin increased 31 basis points to 3.1% in fiscal 2026 compared to 2.8% in fiscal 2025. These increases were primarily driven by operating leverage from higher sales.

EC operating income increased 26.9% to $898.5 million, and EC operating income margin increased 7 basis points to 3.5% in fiscal 2026. Farnell operating income increased 221.7% to $105.7 million in fiscal 2026. Farnell operating income margin increased 366 basis points to 5.9% in fiscal 2026. The increases in operating income and operating income margin in Farnell are due to higher sales and higher gross profit margin.

Interest and Other Financing Expenses, Net and Other Expense, Net

Interest and other financing expenses for fiscal 2026 was $250.7 million, an increase of $4.3 million, or 1.8%, compared with interest and other financing expenses of $246.4 million in fiscal 2025. The increase in interest and other financing expenses in fiscal 2026 compared to fiscal 2025 is primarily a result of higher average borrowings.

The Company had other expenses of $6.6 million in fiscal 2026, compared to other expenses of $17.3 million in fiscal 2025. The decrease in other expenses is primarily due to differences in foreign currency translation losses between the years.

Income Tax

Income tax expenses were $133.0 million in fiscal 2026, reflecting an effective tax rate of 28.5% as compared to income tax expenses of $10.4 million in fiscal 2025, reflecting an effective tax rate of 4.1%. The increase in the effective tax rate in fiscal 2026 as compared to fiscal 2025 was primarily related to the tax attribute carryforwards that were generated in fiscal 2025, but not in fiscal 2026.

See Note 9, “Income taxes” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on the effective tax rate.

Net Income

As a result of the factors described in the preceding sections of this MD&A, the Company’s net income in fiscal 2026 was $334.4 million, or earnings per share on a diluted basis of $4.01, compared with fiscal 2025 net income of $240.2 million, or earnings per share on a diluted basis of $2.75.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Net cash used for operating activities was $280.9 million in fiscal 2026, compared with net cash provided by operating activities of $724.5 million in fiscal 2025. The $1.01 billion year-over-year decrease in operating cash flow was primarily due to cash used for working capital in fiscal 2026 to support sales growth. Cash used for working capital and other was $802.4 million during fiscal 2026, compared with cash generated from working capital of $402.2 million in fiscal 2025, primarily reflecting higher inventory purchases, the timing of payments for inventory purchases and higher accounts receivable due to increased sales and cash collection timing. The Company used $61.4 million of cash from operations to settle the consumption tax audit in Mexico during fiscal 2026. Other, net in fiscal 2025 included a $9.2 million gain recognized on the sale of a building during fiscal 2025.

Financing Activities

Net cash provided by debt financing activities was $568.9 million in fiscal 2026, primarily reflecting $633.8 million of net proceeds from the issuance of Convertible Notes, $270.2 million of proceeds from term loans, $157.9 million of net borrowings under the Credit Facility, and $57.0 million of proceeds from other debts. These cash inflows were partially offset by the repayment of the $550.0 million 4.63% Notes in April 2026. In comparison, net debt repayments were $274.9 million in fiscal 2025.

The Company repurchased $138.3 million of common stock under its share repurchase plan during fiscal 2026, compared with $303.5 million during fiscal 2025. The Company paid cash dividends of $1.40 per share, or $114.4 million, during fiscal 2026, compared with $1.32 per share, or $113.3 million, during fiscal 2025.

Investing Activities

Net cash used in investing activities decreased by $65.7 million during fiscal 2026, compared to fiscal 2025, primarily due to lower capital expenditures.

Financing Transactions

The Company maintains a diversified financing structure, including both short-term and long-term arrangements to support its operating requirements and supplement cash generated from operating activities. The Company seeks to reduce reliance on any single source of financing and to lower overall funding costs. These arrangements include public debt (“Notes”), convertible debt, short-term and long-term bank and term loans, a revolving credit facility (the “Credit Facility”), and an accounts receivable securitization program (the “Securitization Program”).

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of fiscal 2026 was $162.6 million.

As an alternative form of liquidity outside of the United States, primarily in the Asia region, the Company sells certain of its trade accounts receivable on a non-recourse basis to financial institutions pursuant to factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Fees for the sales of trade accounts receivable are classified within “Interest and other financing expenses, net” in the consolidated financial statements.

See Note 7, “Debt” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on financing transactions including the Credit Facility, the Securitization Program and the outstanding Notes as of June 27, 2026.

Covenants and Conditions

The Company’s Credit Facility includes covenants that limit, among other items, the Company’s ability to incur debt, repurchase shares, pay dividends, make investments and incur capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio below a specified threshold. The Company was in compliance with all such covenants as of June 27, 2026.

The Company’s Securitization Program includes covenants related to the quality of the receivables sold. If these covenants are not satisfied, the Company may be unable to borrow additional funds, and the financial institutions may deem the noncompliance an amortization event under the Securitization Program agreements, which would permit the financial institutions to liquidate the accounts receivables to cover any outstanding borrowings. Circumstances that could affect the Company’s ability to satisfy these covenants and related conditions may be affected by the Company’s ongoing profitability, as well as other economic, market, and industry factors. The Company was in compliance with all such covenants as of June 27, 2026.

Management does not believe that the covenants under the Credit Facility or Securitization Program limit the Company’s ability to pursue its intended business strategy or its future financing needs.

See Liquidity below for further discussion of the Company’s availability under these various facilities.

Liquidity

The Company held cash and cash equivalents of $155.4 million as of June 27, 2026, of which $146.4 million was held outside the United States. As of June 28, 2025, the Company held cash and cash equivalents of $192.4 million, of which $181.8 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, during periods of higher growth, the Company generally uses cash to fund working capital requirements. For the fiscal year ended June 27, 2026, the Company used $280.9 million of cash in operating activities.

The Company’s liquidity is affected by a variety of factors, including normal business operations and general economic, financial, competitive, legislative and regulatory conditions, many of which are outside the Company’s control. Cash balances held outside the United States that cannot be remitted in a tax-efficient manner are generally used to support local working capital requirements, including inventory purchases, capital expenditures and other foreign business needs. In addition, local government regulations may restrict the Company’s ability to transfer funds among jurisdictions under certain circumstances. Management does not believe these restrictions would limit the Company’s ability to execute its intended business strategy.

In September 2025, the Company issued $650 million aggregate principal amount of convertible senior notes due 2030. The Company used the net proceeds to (i) reduce the Credit Facility by $533.8 million and (ii) repurchase $100 million of the Company’s common stock in privately negotiated transactions entered into in connection with the convertible debt offering.

In July 2026, subsequent to the end of fiscal 2026, the Company amended and extended its trade accounts receivable securitization program for two years. The amendment increased the maximum purchase limit under the Receivables Purchase Agreement from $500.0 million to $700.0 million, extended the facility termination date to July 1, 2028, and excluded certain receivables from the agreement. On August 12, 2026, subsequent to the end of fiscal 2026, the Company entered into a credit agreement (“2026 Term Loan”) for $375 million. The loan is priced at a variable interest rate and matures in July 2028. See Item 9B (other information) of this Annual Report for additional information regarding the 2026 Term Loan.

As of June 27, 2026, there were $557.0 million of borrowings outstanding under the Credit Facility and $0.8 million in letters of credit issued, and $500.0 million outstanding under the Securitization Program. During fiscal 2026, the Company had an average daily balance outstanding under the Credit Facility of approximately $744.8 million and $476.8 million under the Securitization Program. During fiscal 2025, the Company had an average daily balance outstanding under the Credit Facility of approximately $1.00 billion and $490.5 million under the Securitization

Program. As of June 27, 2026, the combined availability under the Credit Facility and the Securitization Program was $1.19 billion. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

The Company has the following contractual obligations outstanding as of June 27, 2026 (in millions):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$3,233.4	$733.9	$679.9	$1,512.9	$306.7
Interest expense on long-term debt obligations (2)	$381.1	$123.6	$161.7	$79.9	$15.9
Operating lease obligations (3)	$434.1	$61.5	$91.4	$52.6	$228.6

(1)	Includes amounts due within one year and excludes unamortized discount and issuance costs on debt.
(2)	Represents interest expense due on debt by using fixed interest rates for fixed rate debt and assuming the same interest rate at the end of fiscal 2026 for variable rate debt.
(3)	Excludes imputed interest on operating lease liabilities.

The Company purchases inventories in the normal course of business throughout the year through the issuance of purchase orders to suppliers. During fiscal 2026, the Company’s cost of sales, substantially all of which related to the underlying purchase of inventories was $24.8 billion and the Company had $6.1 billion of inventories as of June 27, 2026. The Company expects to continue to purchase sufficient inventory to meet its customers’ demands in fiscal year 2027, some of which relates to outstanding purchase orders at the end of fiscal 2026. Outstanding purchase orders with suppliers may be non-cancellable/non-returnable at the point where such orders are issued or may become non-cancellable at some point in the future, typically within 30 days to 90 days from the requested delivery date of inventories.

At June 27, 2026, the Company had an estimated liability for income tax contingencies of $123.9 million, which is not included in the above table. The settlement period for the remaining amount of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined, and therefore was not included in the table.

As of June 27, 2026, the Company may repurchase up to an aggregate of $225.8 million of shares of the Company’s common stock through the share repurchase program approved by the Board of Directors. The Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions including share price and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. During fiscal 2026, the Company repurchased $138.3 million of common stock.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the fourth quarter of fiscal 2026, the Board of Directors approved a dividend of $0.35 per share, which resulted in $28.7 million of dividend payments during the quarter.

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

During fiscal 2027 the Company may use cash for investing and financing activities including the payment of cash dividends and capital expenditures for distribution centers and information systems including digital tools and capabilities. The Company may also use cash in fiscal 2027 for share repurchases and for acquisitions.

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

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and that require significant judgments and estimates. Management believes the Company’s most critical accounting policies at the end of fiscal 2026 relate to the valuation of inventories and accounting for income taxes.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU No. 2025-06”). This update modernizes the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. The effective date for the standard is for fiscal years beginning after December 15, 2027, the Company’s Fiscal 2029, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is in the process of analyzing the impact of ASU No. 2025-06 on its consolidated financial statements and related disclosures.

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

The following table sets forth the scheduled maturities of the Company’s debt outstanding at June 27, 2026 (dollars in millions):

	Fiscal Year
	2027	2028	2029	2030	2031	Thereafter	Total
Liabilities:
Fixed rate debt(1)	$2.8	$503.0	$3.0	$2.9	$953.0	$306.7	$1,771.4
Floating rate debt	$731.1	$89.8	$84.1	$557.0	$—	$—	$1,462.0
(1)	Excludes unamortized discounts and issuance costs.

The following table sets forth the carrying value and fair value of the Company’s debt and the average interest rates at June 27, 2026, and June 28, 2025 (dollars in millions):

	Carrying Value	Fair Value at	Carrying Value	Fair Value at
	at June 27, 2026	at June 27, 2026	at June 28, 2025	June 28, 2025
Liabilities:
Fixed rate debt(1)	$1,771.4	$2,015.0	$1,674.9	$1,660.5
Average interest rate	3.9%		5.0%
Floating rate debt	$1,462.0	$1,462.0	$995.9	$995.9
Average interest rate	4.6%		5.3%
(1)	Excludes unamortized discounts and issuance costs. Fair value was estimated primarily based upon quoted market prices for the Company’s public long-term notes.

Many of the Company’s subsidiaries purchase and sell products in currencies other than their functional currencies, which subjects the Company to the risks associated with fluctuations in currency exchange rates. The Company uses economic hedges to reduce this risk utilizing natural hedging (i.e., offsetting receivables and payables in the same foreign currency) and creating offsetting positions through the use of derivative financial instruments (primarily forward foreign currency exchange contracts typically with maturities of less than 60 days, but no longer than one year). The Company continues to have exposure to foreign currency risks to the extent they are not economically hedged. The Company adjusts any economic hedges to fair value within the same line item in the consolidated statements of operations as the remeasurement of the underlying assets or liabilities being economically hedged. Therefore, the changes in valuation of the underlying items being economically hedged are offset by the changes in fair value of the forward foreign exchange contracts. A hypothetical 10% change in foreign currency exchange rates under the forward foreign currency exchange contracts outstanding at June 27, 2026, would result in an increase or decrease of approximately $20.0 million to the fair value of the forward foreign exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. See Note 2, “Derivative financial instruments” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avnet, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Avnet, Inc. and its subsidiaries (the "Company") as of June 27, 2026, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for the year then ended, including the related notes and financial statement schedule for the year ended June 27, 2026 listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2026, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 1 to the consolidated financial statements, management recognizes revenue at the point at which control of the underlying products are transferred to the customer. For electronic component and related product sales, transfer of control to the customer generally occurs upon product shipment but it may occur at a later date depending on the agreed upon sales terms (such as delivery at the customer's designated location, or when products that are consigned at customer locations are consumed). Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company’s sales for the year ended June 27, 2026 were $27.6 billion.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) reading a sample of customer agreements for relevant contractual terms; (ii) evaluating revenue recognized by either (a) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management or (b) testing, on a sample basis, revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment, and cash receipts, as applicable; (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, as applicable, and subsequent cash receipts, as applicable; (iv) testing credit memos, on a sample basis, by obtaining and inspecting source documents, which included support for the nature and amount of the selected credit memos.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

August 14, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Avnet, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Avnet, Inc. and subsidiaries (the Company) as of June 28, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended June 28, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 28, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG LLP

We had served as the Company’s auditor from 2002 to 2025.

Phoenix, Arizona

August 15, 2025

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 28,
	2026	2025

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$155,396	$192,428
Receivables	6,882,965	4,327,450
Inventories	6,069,419	5,235,485
Prepaid and other current assets	226,043	263,374
Total current assets	13,333,823	10,018,737
Property, plant and equipment, net	644,574	667,247
Goodwill	810,163	837,031
Operating lease assets	248,958	201,896
Other assets	387,875	393,642
Total assets	$15,425,393	$12,118,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$733,952	$87,284
Accounts payable	6,054,326	3,487,419
Accrued expenses and other	659,266	497,154
Short-term operating lease liabilities	55,888	56,247
Total current liabilities	7,503,432	4,128,104
Long-term debt	2,478,864	2,574,729
Long-term operating lease liabilities	207,111	159,449
Other liabilities	213,483	244,776
Total liabilities	10,402,890	7,107,058
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 82,082,259 shares and 83,853,935 shares, respectively	82,082	83,854
Additional paid-in capital	1,802,639	1,755,141
Retained earnings	3,513,176	3,430,193
Accumulated other comprehensive loss	(375,394)	(257,693)
Total shareholders’ equity	5,022,503	5,011,495
Total liabilities and shareholders’ equity	$15,425,393	$12,118,553

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands, except per share amounts)
Sales	$27,632,683	$22,200,754	$23,757,129
Cost of sales	24,750,787	19,815,798	20,990,687
Gross profit	2,881,896	2,384,956	2,766,442
Selling, general and administrative expenses	2,022,408	1,762,386	1,869,525
Restructuring, integration, and other expenses	134,706	108,316	52,550
Operating income	724,782	514,254	844,367
Other expense, net	(6,631)	(17,283)	(15,736)
Interest and other financing expenses, net	(250,715)	(246,402)	(282,867)
Gain on legal settlements and other	—	—	86,499
Income before taxes	467,436	250,569	632,263
Income tax expense	133,047	10,352	133,564
Net income	$334,389	$240,217	$498,699

Earnings per share:
Basic	$4.07	$2.78	$5.51
Diluted	$4.01	$2.75	$5.43

Shares used to compute earnings per share:
Basic	82,158	86,266	90,567
Diluted	83,415	87,413	91,837
Cash dividends paid per common share	$1.40	$1.32	$1.24

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Net income	$334,389	$240,217	$498,699
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(149,316)	304,255	(60,434)
Cross-currency swap	23,224	(52,902)	6,608
Pension adjustments	8,391	(22,323)	(23,516)
Total other comprehensive (loss) income, net of tax	(117,701)	229,030	(77,342)
Total comprehensive income, net of tax	$216,688	$469,247	$421,357

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 27, 2026, June 28, 2025, and June 29, 2024

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, July 1, 2023	91,504	$91,504	$1,691,334	$3,378,212	$(409,381)	$4,751,669
Net income	—	—	—	498,699	—	498,699
Translation adjustments and other	—	—	—	—	(60,434)	(60,434)
Pension liability adjustments, net of tax of $7,648	—	—	—	—	(23,516)	(23,516)
Cross-currency swap	—	—	—	—	6,608	6,608
Cash dividends ($1.24 per share)	—	—	—	(111,963)	—	(111,963)
Repurchases of common stock, including $1,652 of excise tax	(3,293)	(3,293)	—	(163,136)	—	(166,429)
Stock-based compensation	835	835	30,035	—	—	30,870
Balance, June 29, 2024	89,046	89,046	1,721,369	3,601,812	(486,723)	4,925,504
Net income	—	—	—	240,217	—	240,217
Translation adjustments and other	—	—	—	—	304,255	304,255
Pension liability adjustments, net of tax of $6,392	—	—	—	—	(22,323)	(22,323)
Cross-currency swap	—	—	—	—	(52,902)	(52,902)
Cash dividends ($1.32 per share)	—	—	—	(113,310)	—	(113,310)
Repurchases of common stock, including $3,013 of excise tax	(5,923)	(5,923)	—	(298,526)	—	(304,449)
Stock-based compensation	731	731	33,772	—	—	34,503
Balance, June 28, 2025	83,854	83,854	1,755,141	3,430,193	(257,693)	5,011,495
Net income	—	—	—	334,389	—	334,389
Translation adjustments and other	—	—	—	—	(149,316)	(149,316)
Pension liability adjustments, net of tax of $2,103	—	—	—	—	8,391	8,391
Cross-currency swap	—	—	—	—	23,224	23,224
Cash dividends ($1.40 per share)	—	—	—	(114,361)	—	(114,361)
Repurchases of common stock, including $1,383 of excise tax	(2,646)	(2,646)	—	(137,045)	—	(139,691)
Stock-based compensation	874	874	47,498	—	—	48,372
Balance, June 27, 2026	82,082	$82,082	$1,802,639	$3,513,176	$(375,394)	$5,022,503

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income	$334,389	$240,217	$498,699

Non-cash and other reconciling items:
Depreciation and amortization	76,786	71,616	86,708
Amortization of operating lease assets	57,961	53,579	53,796
Deferred income taxes	6,010	(105,412)	(9,749)
Stock-based compensation	48,692	36,399	33,496
Other, net	(2,406)	25,942	15,800
Changes in (net of effects from businesses acquired and divested):
Receivables	(2,614,899)	183,533	316,218
Inventories	(918,329)	409,553	(51,203)
Accounts payable	2,608,416	101,702	4,496
Accrued expenses and other, net	122,455	(292,625)	(258,277)
Net cash flows (used for) provided by operating activities	(280,925)	724,504	689,984

Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	633,750	—	—
Repayments of public notes	(550,000)	—	—
Borrowings (repayments) under accounts receivable securitization, net	—	84,900	(140,700)
Borrowings (repayments) under senior unsecured credit facility, net	157,938	(357,299)	(43,277)
Borrowings (repayments) under bank credit facilities and other debt, net	57,033	(2,451)	27,491
Borrowings under term loan	270,161	—	—
Repurchases of common stock	(138,308)	(303,490)	(162,723)
Dividends paid on common stock	(114,361)	(113,310)	(111,963)
Other, net	(321)	(1,876)	(2,627)
Net cash flows provided by (used for) financing activities	315,892	(693,526)	(433,799)

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,572)	(147,474)	(226,478)
Other, net	2,099	10,347	994
Net cash flows used for investing activities	(71,473)	(137,127)	(225,484)

Effect of currency exchange rate changes on cash and cash equivalents	(526)	(12,364)	(7,990)

Cash and cash equivalents:
— increase (decrease)	(37,032)	(118,513)	22,711
— at beginning of period	192,428	310,941	288,230
— at end of period	$155,396	$192,428	$310,941

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

Fiscal year — The Company operates on a “52/53 week” fiscal year, which ends on the Saturday closest to June 30th. Fiscal 2026, 2025 and 2024 contain 52 weeks, and fiscal 2027 will contain 53 weeks. Unless otherwise noted, all references to “fiscal” or “year” shall mean the Company’s fiscal year.

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

Inventories — Inventories, comprised principally of finished goods, are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out or moving average cost basis, which approximates the first-in, first-out method. Inventory cost includes the purchase price of finished goods, and any freight cost incurred to receive the inventory into the Company’s distribution centers. The Company regularly reviews the cost of inventory against its estimated net realizable value, considering historical experience and any contractual rights of return, stock rotations, vendor rebates, excess, and obsolescence allowances, or price protections provided by the Company’s suppliers. It records the lower of cost or net realizable value write-down if any inventories have a cost in excess of such inventories’ estimated net realizable value.

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

Leases — Substantially all the Company’s leases are classified as operating leases and are predominately related to real property for distribution centers, office space, and integration facilities, with a lease term of up to 75 years. The Company’s equipment leases are primarily for automobiles, distribution center equipment and office equipment, which are not material to the consolidated financial statements.

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

Convertible Debt – The Company records its convertible debt as a liability, measured at amortized cost. Unamortized debt issuance costs associated with the Company’s convertible debt are presented in the consolidated balance sheets as a reduction of long-term debt. These issuance costs are amortized on a straight-line basis, which closely approximates the effective interest rate method, to interest expense over the term of the convertible debt. See Note 7, “Debt”, for further details.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value — The Company measures financial assets and liabilities at fair value based upon an exit price, representing the amount that would be received from the sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants. ASC 820, Fair Value Measurements, requires inputs used in valuation techniques for measuring fair value on a recurring or non-recurring basis be assigned to a hierarchical level as follows: Level 1 are observable inputs that reflect quoted prices for identical assets or liabilities in active markets; Level 2 are observable market-based inputs or unobservable inputs that are corroborated by market data; and, Level 3 are unobservable inputs that are not corroborated by market data. During fiscal 2026, 2025, and 2024, there were no transfers of assets measured at fair value between the three levels of the fair value hierarchy. The carrying amounts of the Company’s financial instruments, including cash equivalents, receivables, and accounts payable approximate their fair values at June 27, 2026, due to the short-term nature of these assets and liabilities. At June 27, 2026, and June 28, 2025, the Company had $0.3 million and $3.5 million, respectively, of cash equivalents that were measured at fair value based upon Level 1 criteria.

Investments — Equity investments in businesses or start-up companies (“ventures”) are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over the ventures. All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence over the ventures, are measured at fair value, using quoted market prices, or at cost minus impairment, if any, plus or minus changes resulting from observable price changes when fair value is not readily determinable. Investments in ventures are included in “Other assets” in the Company’s consolidated balance sheets. Changes in fair value, including impairments for investments in ventures, if any, are recorded in “Other expense, net” in the Company’s consolidated statements of operations. As of June 27, 2026, the Company’s investment in a venture was $25.9 million.

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently adopted accounting pronouncements — In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU No. 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as an induced conversion. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted and should be applied on a prospective basis, although retrospective application is permitted. The Company early adopted this accounting standard at the beginning of fiscal 2026, which had no impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures (“ASU No. 2023-09”), which updates income tax disclosures related to the effective income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The Company adopted this standard in the fourth quarter of fiscal 2026 on a prospective basis, which expanded its disclosures on the Company's consolidated financial statements. Refer to Note 9 “Income taxes.”

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

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	June 27,	June 28,
	2026	2025

	(Thousands)
Economic hedges
Prepaid and other current assets	$20,446	$43,750
Accrued expenses and other	$22,763	$27,640
Cross-currency swap
Other liabilities	$45,920	$69,143

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		Years Ended
		June 27,	June 28,	June 29,
		2026	2025	2024

		(Thousands)
Economic hedges	Other expense, net	$(29,125)	$15,543	$(31,666)
Cross currency swap	Interest and other financing expense, net	$2,425	$4,071	$4,536

3. Shareholders’ equity

Accumulated comprehensive loss

The following table includes the balances within “Accumulated other comprehensive loss”:

	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Accumulated translation adjustments and other	$(257,540)	$(131,448)	$(382,801)
Accumulated pension liability adjustments, net of income taxes	(117,854)	(126,245)	(103,922)
Total accumulated other comprehensive loss	$(375,394)	$(257,693)	$(486,723)

Substantially all amounts reclassified out of “Accumulated comprehensive loss, net of tax”, to operating expenses during fiscal 2026, 2025, and 2024 related to net periodic pension costs as discussed further in Note 10.

Share repurchase program

During fiscal 2026, the Company repurchased 2.6 million shares under existing programs for a total cost of $138.3 million, excluding excise tax. As of June 27, 2026, the Company had $225.8 million remaining under its share repurchase authorization.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock dividend

During fiscal 2026, the Company paid dividends of $1.40 per common share and $114.4 million in total.

4. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	June 27,	June 28,
	2026	2025

	(Thousands)
Gross receivables	$6,980,935	$4,435,645
Allowance for credit losses	(97,970)	(108,195)
Receivables	$6,882,965	$4,327,450

The Company had the following activity in the allowance for credit losses during fiscal 2026 and fiscal 2025:

	June 27,	June 28,
	2026	2025

	(Thousands)
Balance at beginning of the period	$108,195	$108,504
Credit Loss Provisions	472	3,503
Credit Loss Recoveries	432	702
Receivables Write Offs	(9,607)	(10,498)
Foreign Currency Effect and Other	(1,522)	5,984
Balance at end of the period	$97,970	$108,195

The Company has legally transferred and de-recognized certain of its receivables on a non-recourse basis to financial institutions for cash. At June 27, 2026 and June 28, 2025, the Company had $1.98 billion and $1.56 billion, respectively, of transferred and de-recognized receivables that were not yet settled. Expenses related to such transfers are classified within “Interest and other financing expenses, net” in the consolidated financial statements.

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 7% and 6% of inventories as of June 27, 2026, and June 28, 2025, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property, plant and equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation, and consist of the following:

	June 27, 2026	June 28, 2025

	(Thousands)
Buildings	$252,333	$258,653
Machinery, fixtures and equipment	322,558	305,864
Information technology hardware and software	817,084	893,572
Leasehold improvements	169,880	151,745
Depreciable property, plant and equipment, gross	1,561,855	1,609,834
Accumulated depreciation	(1,138,626)	(1,191,652)
Depreciable property, plant and equipment, net	423,229	418,182
Land	30,926	31,898
Construction in progress	190,419	217,167
Property, plant and equipment, net	$644,574	$667,247

Depreciation expense related to property, plant, and equipment, was $75.3 million, $70.2 million and $83.6 million in fiscal 2026, 2025, and 2024, respectively. Interest expense capitalized during fiscal 2026, 2025, and 2024 was not material.

6. Goodwill

Goodwill

The following table presents the change in goodwill balances by reportable segment for fiscal year 2026.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 28, 2025 (1)	$309,738	$527,293	$837,031
Foreign currency translation	(5,811)	(21,057)	(26,868)
Carrying value at June 27, 2026 (1)	$303,927	$506,236	$810,163
(1)	Includes accumulated impairment of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

Short-term debt consists of the following (carrying balances in thousands):

	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program	4.49%	—	$500,000	—
Term loan - current portion	4.07%	—	89,806	—
Other short-term debt	4.49%	5.17%	144,146	87,284
Short-term debt			$733,952	$87,284

The Company has a trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions, which is due in December 2026. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $500.0 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.23 billion and $813.9 million at June 27, 2026, and June 28, 2025, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold. There were $500.0 million borrowings outstanding under the Securitization Program as of June 27, 2026, and as of June 28, 2025.

In July 2026, subsequent to the end of fiscal 2026, the Company amended and extended its Securitization Program for two years. The Amendment increased the maximum purchase limit under the Receivables Purchase Agreement from $500.0 million to $700.0 million, extended the facility termination date to July 1, 2028, and excluded certain receivables from the agreement. Other terms of the agreement remained substantially unchanged.

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations. The available unused capacity under the uncommitted lines of credit available to the Company and its subsidiaries was approximately $325.0 million as of June 27, 2026, and June 28, 2025.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following (carrying balances in thousands):

	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

	Interest Rate		Carrying Balance
Accounts receivable securitization program	—	5.18%	$—	$500,000
Credit Facility (due January 2030)	4.82%	5.46%	557,000	411,586
Term loan - noncurrent portion	4.17%	—	173,925	—
Other long-term debt	4.74%	4.74%	18,481	21,975
Public notes due:
April 2026 (1)	—	4.63%	—	550,000
March 2028	6.25%	6.25%	500,000	500,000
September 2030 (Convertible Notes)	1.75%	—	650,000	—
May 2031	3.00%	3.00%	300,000	300,000
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			2,499,406	2,583,561
Discount and debt issuance costs – unamortized			(20,542)	(8,832)
Long-term debt			$2,478,864	$2,574,729

(1)	As of June 28, 2025, the Company classified its $550 million of 4.63% Notes due April 2026 as long-term debt based on its ability and intent to refinance these notes on a long-term basis.

In April 2026, the Company amended its five-year syndicated revolving credit facility (the “Credit Facility”) and exercised the accordion feature under which the revolving line of credit limit increased by $250 million to a limit of $1.75 billion. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities, may issue up to $200.0 million of letters of credit and borrow up to $300.0 million of loans in certain approved currencies. The Credit Facility contains certain covenants including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio below a certain threshold, which the Company was in compliance with as of June 27, 2026. At June 27, 2026, and June 28, 2025, there were $0.8 million in letters of credit issued under the Credit Facility. The Credit Facility matures in January 2030.

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

In April 2026, the Company repaid the $550 million 4.63% Notes due April 2026 with available borrowing capacity under the Credit Facility.

In July 2025, the Company entered into a credit agreement (“2025 Term Loan”) for approximately $266.5 million that matures in approximately equal annual installments over three years. The Term Loan bears a blended variable interest rate between tranches denominated in USD and EUR.

In August 2026, subsequent to the end of fiscal 2026, the Company entered into a credit agreement (“2026 Term Loan”) for $375 million. The loan is priced at a variable interest rate and matures in July 2028.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2025, the Company issued $650 million aggregate principal amount of convertible senior notes due 2030 (the “Convertible Notes”). The net proceeds from the sale of the Convertible Notes were approximately $633.8 million.

The Convertible Notes accrue interest at a rate of 1.75% per annum. Before June 1, 2030, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above approximately $91 per share for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, the market value of the Convertible Notes trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to the Company’s corporate structure. The initial conversion price is approximately $70.27 per share of common stock.

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

Aggregate debt maturities for the next five fiscal years and thereafter are as follows (in thousands):

2027	$733,952
2028	592,763
2029	87,076
2030	559,957
2031	952,957
Thereafter	306,653
Subtotal	3,233,358
Discount and debt issuance costs – unamortized	(20,542)
Total debt	$3,212,816

At June 27, 2026, the carrying value and fair value of the Company’s total debt was $3.21 billion and $3.46 billion, respectively. At June 28, 2025, the carrying value and fair value of the Company’s total debt was $2.66 billion and $2.65 billion, respectively. Fair value for public notes including convertible notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accrued expenses and other

Accrued expenses and other consist of the following:

	June 27, 2026	June 28, 2025

	(Thousands)
Accrued salaries and benefits	$248,095	$208,723
Accrued operating costs	208,848	131,951
Accrued interest and banking costs	50,196	49,324
Accrued restructuring costs	70,261	21,612
Accrued income taxes	31,541	12,409
Accrued property, plant and equipment	13,083	16,538
Accrued other	37,242	56,597
Total accrued expenses and other	$659,266	$497,154

9. Income taxes

The components of income tax expense (“tax provision”) are included in the table below.

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024

	(Thousands)
Current:
Federal	$19,211	$14,165	$50,428
State and local	2,154	5,104	4,519
Foreign	110,406	90,637	94,663
Total current taxes	131,771	109,906	149,610
Deferred:
Federal	13,434	3,509	(16,452)
State and local	2,240	2,714	86
Foreign	(14,398)	(105,777)	320
Total deferred taxes	1,276	(99,554)	(16,046)
Income tax expense	$133,047	$10,352	$133,564

The tax provision is computed based upon income before income taxes from both U.S. and foreign operations. U.S. income before income taxes was $108.6 million, $34.0 million, and $186.6 million in fiscal 2026, 2025, and 2024, respectively, and foreign income before income taxes was $358.8 million, $216.6 million, and $445.6 million, in fiscal 2026, 2025, and 2024, respectively.

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

The Organization for Economic Co-operation and Development (OECD) has enacted a new global minimum tax framework known as Pillar Two. These rules have been agreed to by most OECD members. The OECD has since issued administrative guidance providing transition and safe harbor rules including the Side-by-Side package which exempts

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

US-parented MNE Groups from the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR) in other jurisdictions. The Company was subject to Pillar Two rules starting in fiscal 2025. As of June 27, 2026, Pillar Two taxes do not have a significant impact on the Company’s income tax expense. The Company is continuing to monitor the relevant developments and evaluate the potential impacts.

The Company asserts that all its unremitted foreign earnings are permanently reinvested, and any unrecorded liabilities related to this assertion are not material.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended	Year Ended
	June 27, 2026	June 27, 2026

	($ in thousands, unless otherwise stated)
Tax expense at U.S. federal statutory income tax rate	$98,162	21.0%
State and local income tax, net of federal effect (1)	4,394	0.9
Foreign tax effects
Belgium:
Audit settlement	7,664	1.6
Other	(1,106)	(0.2)
Germany:
Effect of changes in tax laws or rates enacted in the current period	9,330	2.0
Changes in valuation allowances	6,837	1.5
Other	(1,959)	(0.4)
Japan:
Other	5,007	1.1
Malta:
Notional interest deduction	(9,917)	(2.1)
Statutory tax rate difference between Malta and United States	8,827	1.9
Other	(1,748)	(0.4)
Mexico:
Transfer pricing	10,763	2.3
Other	(1,978)	(0.5)
Other foreign jurisdictions	239	0.1
Effect of cross-border tax laws
Foreign-derived intangible income	(7,531)	(1.6)
Other	(182)	(0.0)
Changes in valuation allowances	990	0.2
Nontaxable or nondeductible items
Foreign translation gain	6,328	1.4
Transfer pricing	(9,112)	(2.0)
Other	2,118	0.5
Changes in unrecognized tax benefits	3,935	0.8
Other	1,986	0.4
Income tax expense	133,047	28.5
(1)	State taxes in Illinois, California, Texas, Pennsylvania, and Arizona made up the majority (greater than 50 percent) of the tax effect in this category.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the U.S. federal statutory income tax rate to the effective income tax rates, prior to the adoption of ASU 2023-09, are as follows:

	June 28, 2025	June 29, 2024
U.S. federal statutory rate	21.0%	21.0%
State and local income taxes	1.3	0.9
Tax on foreign income (1)	(1.8)	(2.1)
Change in valuation allowances	8.1	0.8
Change in unrecognized tax benefit reserves	(4.8)	0.1
Tax audit settlements	3.6	0.3
Impact of tax attribute carryforwards	(26.2)	—
Other, net	2.9	0.1
Effective tax rate	4.1%	21.1%
(1)	Tax on foreign income represents the tax rate impact of the difference between foreign rates and the U.S. federal statutory rate applied to foreign income or loss and foreign income taxed in the U.S. at rates other than its statutory rate.

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

The significant components of deferred tax assets and liabilities, included in “Other assets” on the consolidated balance sheets, are as follows:

	June 27,	June 28,
	2026	2025

	(Thousands)
Deferred tax assets:
Federal, state and foreign net operating loss carry-forwards	$268,934	$264,043
Depreciation and amortization	7,553	8,801
Inventories valuation	26,379	19,070
Operating lease liabilities	57,163	48,842
Receivables valuation	16,160	17,510
Interest deductions	154,214	77,004
Various accrued liabilities and other	86,763	189,583
	617,166	624,853
Less — valuation allowances	(248,219)	(253,618)
	368,947	371,235
Deferred tax liabilities:
Operating lease assets	(57,163)	(47,222)
Net deferred tax assets	$311,784	$324,013

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in valuation allowances in fiscal 2026 from fiscal 2025 was related to a $1.0 million decrease resulting from current year activities and true ups related to prior years, and a $4.4 million decrease resulting from changing foreign exchange rates.

As of June 27, 2026, the Company had net operating and capital loss carry-forwards of approximately $1.23 billion, of which $18.9 million will expire during fiscal 2027 and fiscal 2028, $208.2 million have expiration dates ranging from fiscal 2029 to fiscal 2045, and the remaining $1.00 billion have no expiration date. A significant portion of these losses are not expected to be realized in the foreseeable future and have valuation allowances against them. The carrying value of the Company’s net operating and capital loss carry-forwards depends on the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions.

Estimated liabilities for unrecognized tax benefits are included in “Accrued expenses and other” and “Other liabilities” on the consolidated balance sheets. These contingent liabilities relate to various tax matters that result from uncertainties in the application of complex income tax regulations in the numerous jurisdictions in which the Company operates. As of June 27, 2026, unrecognized tax benefits were $123.9 million. Accrued interest expense and penalties related to unrecognized tax benefits are $32.0 million and $28.0 million as of the end of fiscal 2026 and 2025, respectively.

Reconciliations of the beginning and ending liability balances for unrecognized tax benefits, excluding interest and penalties, are as follows:

	June 27, 2026	June 28, 2025

	(Thousands)
Balance at beginning of year	$92,578	$100,661
Additions for tax positions taken in prior periods	3,321	1,078
Reductions for tax positions taken in prior periods	(326)	(7,159)
Additions for tax positions taken in current period	4,728	3,974
Reductions related to settlements with taxing authorities	(3,752)	(7,533)
Reductions related to the lapse of applicable statutes of limitations	(4,032)	(352)
Adjustments related to foreign currency translation	(645)	1,909
Balance at end of year	$91,872	$92,578

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

Jurisdiction	Fiscal Year
United States (Federal and state)	2016, 2017, 2019 - 2026
Taiwan	2021 - 2026
Hong Kong	2020 - 2026
Germany	2023 - 2026
Singapore	2021 - 2026
Belgium	2022 - 2026
United Kingdom	2023 - 2026
Canada	2021 - 2026

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Pension and retirement plans

Pension Plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current or former U.S. Employees (the “Plan”).

The Plan meets the definition of a defined benefit plan and, as a result, the Company applies ASC 715 pension accounting to the Plan.

The following table outlines changes in benefit obligations, plan assets, and the funded status of the Plan as of the end of fiscal 2026 and 2025:

	June 27,	June 28,
	2026	2025

	(Thousands)
Changes in benefit obligations:
Benefit obligations at beginning of year	$473,980	$470,843
Service cost	10,873	11,480
Interest cost	22,966	24,732
Actuarial loss	3,898	11,292
Benefits paid	(43,034)	(44,367)
Benefit obligations at end of year	$468,683	$473,980
Changes in plan assets:
Fair value of plan assets at beginning of year	$477,558	$480,705
Actual return on plan assets	41,544	33,220
Benefits paid	(43,034)	(44,367)
Contributions	8,000	8,000
Fair value of plan assets at end of year	$484,068	$477,558
Funded status of the plan recognized as a non-current asset	$15,385	$3,578

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial losses	$193,061	$199,856
Unamortized prior service cost	12	16
	$193,073	$199,872
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$4,565	$17,584
Amortization of net actuarial losses	(11,360)	(5,222)
Amortization of prior service costs	(4)	(4)
	$(6,799)	$12,358

Included in “Accumulated other comprehensive loss” at June 27, 2026, is $193.1 million of net actuarial losses that have not yet been recognized in net periodic pension cost, of which $17.5 million is expected to be recognized as a component of net periodic pension cost during fiscal 2027.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to calculate actuarial present values of benefit obligations are as follows:

	2026	2025
Discount rate	5.5%	5.5%

The discount rate selected by the Company for the Plan reflects the current rate at which the underlying liability could be settled at the measurement date as of June 27, 2026. The estimated discount rate in fiscal 2026 and fiscal 2025 was based on the spot yield curve approach, which applies the individual spot rates from a highly rated bond yield curve to each future year’s estimated cash flows.

The weighted-average assumptions used to determine net benefit costs are as follows:

	2026	2025
Discount rate	5.3%	5.5%
Expected return on plan assets	8.0%	7.5%
Rate of compensation increase	3.5%	3.5%
Interest crediting rate	4.3%	4.3%

Components of net periodic pension cost for the Plan during the last three fiscal years are as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Service cost within selling, general and administrative expenses	$10,873	$11,480	$10,252

Interest cost	22,966	24,732	24,579
Expected return on plan assets	(42,212)	(41,721)	(39,941)
Recognized net actuarial loss and other	11,365	5,226	227
Total net periodic pension benefit within other expense, net	(7,881)	(11,763)	(15,135)

Net periodic pension cost (benefit)	$2,992	$(283)	$(4,883)

The Company made $8.0 million of contributions in fiscal 2026 and fiscal 2025 and expects to make approximately $8.0 million of contributions in fiscal 2027.

Benefit payments are expected to be paid to Plan participants as follows for the next five fiscal years and the aggregate for the five years thereafter (in thousands):

2027	$50,468
2028	38,450
2029	39,815
2030	40,516
2031	42,576
2032 through 2036	203,386

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan’s assets are held in trust and were invested as follows as of the measurement date at the end of fiscal 2026 and 2025:

	2026	2025
Equity securities	65%	64%
Fixed income debt securities	31%	32%
Cash and cash equivalents	4%	4%

The general investment objectives of the Plan are to maximize returns through a diversified investment portfolio to earn annualized returns that exceed the long-term cost of funding the Plan’s pension obligations while maintaining reasonable and prudent levels of risk. The expected return on the Plan’s assets in fiscal 2027 is currently 8.0%, which is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation based upon the targeted investment allocations. In making this assumption, the Company evaluated expectations regarding future rates of return for the investment portfolio, along with the historical and expected distribution of investments by asset class and the historical rates of return for each of those asset classes. The mix of return seeking and fixed income investments is typically diversified. The Plan’s assets do not include any investments in Avnet common stock. As of June 27, 2026, the Company’s target allocation for the Plan’s investment portfolio is for return seeking investments to represent approximately 65% of the investment portfolio. The majority of the remaining investment portfolio is invested in fixed income investments, which typically have lower risks, but also lower returns.

The following table sets forth the fair value of the Plan’s investments as of June 27, 2026:

	Level 1	Level 2	Level 3	Net Asset Value	Total

	(Thousands)
Cash and cash equivalents	$22,661	$—	$—	$—	$22,661
Return Seeking Investments:
Common stocks	—	—	—	151,184	151,184
Real estate	—	—	—	78,515	78,515
High yield credit and bonds	—	—	—	83,745	83,745
Fixed Income Investments:
U.S. government	—	—	—	113,482	113,482
Corporate	—	—	—	34,481	34,481
Total	$22,661	$—	$—	$461,407	$484,068

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

Each of these investments may be redeemed without restrictions in the normal course of business and there were no material unfunded commitments as of June 27, 2026.

11. Leases

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024
Operating lease cost	$68,337	$64,349	$63,514
Variable lease cost	38,672	33,036	29,560
Total lease cost	$107,009	$97,385	$93,074

Future minimum operating lease payments as of June 27, 2026, are as follows (in thousands):

Fiscal Year
2027	$61,511
2028	50,793
2029	40,610
2030	30,906
2031	21,737
Thereafter	228,589
Total future operating lease payments	434,146
Total imputed interest on operating lease liabilities	(171,147)
Total operating lease liabilities	$262,999

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to operating leases consists of the following:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024
Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	13.0	14.0	7.5
Weighted-average discount rate	4.1%	4.1%	3.8%

Supplemental Cash Flow Information (in thousands)
Cash paid for operating lease liabilities	$60,579	$58,474	$57,572
Operating lease assets obtained from new operating lease liabilities	$112,278	$92,647	$47,668

12. Stock-based compensation

The Company measures all stock-based payments at fair value and recognizes related expense within selling, general and administrative expenses in the consolidated statements of operations over the requisite service period (generally the vesting period). During fiscal 2026, 2025, and 2024, the Company recorded stock-based compensation expense of $48.7 million, $36.4 million, and $33.5 million, respectively, for all forms of stock-based compensation awards.

Stock plan

At June 27, 2026, the Company had 6.6 million shares of common stock reserved for stock-based payments, which consisted of 0.6 million shares for unvested or unexercised stock options, 4.6 million shares available for stock-based awards under plans approved by shareholders, and 1.4 million shares for restricted stock units and performance share units granted but not yet vested.

Stock options

There were no stock options granted in fiscal 2026 and 2025, and the stock-based compensation expense and unamortized stock-based compensation associated with stock options were not material.

Restricted stock units

Delivery of restricted stock units, and the associated compensation expense, is recognized over the vesting period and is generally subject to the employee’s continued service to the Company, except for employees who are retirement eligible under the terms of the restricted stock units. As of June 27, 2026, 1.1 million shares previously awarded have not yet vested. Stock-based compensation expense associated with restricted stock units was $36.3 million, $34.3 million, and $32.6 million for fiscal years 2026, 2025, and 2024, respectively.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in non-vested restricted stock units during fiscal 2026:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested restricted stock units at June 28, 2025	1,043,756	$48.78
Granted	760,504	50.16
Vested	(705,952)	47.87
Forfeited	(23,065)	49.74
Non-vested restricted stock units at June 27, 2026	1,075,243	$50.34

As of June 27, 2026, there was $22.2 million of total unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during fiscal 2026, 2025, and 2024, was $33.8 million, $31.4 million, and $31.0 million, respectively.

Performance share units

The Company granted 0.2 million performance share units during fiscal 2026, 2025, and 2024. During fiscal 2026, 2025, and 2024, the stock-based compensation expense associated with the performance share units was not material.

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

As of June 27, 2026, and June 28, 2025, the Company had aggregate estimated liabilities of $6.2 million and $9.6 million, respectively, classified within accrued expenses and other for such compliance-related matters that were both probable and estimable as of such dates.

In the ordinary course of business, the Company provides bank guarantees and standby letters of credit issued by financial institutions to support certain obligations. As of June 27, 2026, and June 28, 2025, the aggregate amount of these guarantees was approximately $139.8 million and $118.3 million, respectively. The Company does not expect any material losses to arise from these arrangements, and no material liability has been recorded related to these guarantees.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Liability for Mexico Consumption Tax Audit

The Company’s facilities in Mexico operate under the IMMEX program, which provides for reduced tariffs and eased import regulations. The Mexican customs and tax authority (Servicio de Administracion Tributaria (SAT)) has been auditing the Company’s participation in the program for the period January 11, 2019, to January 11, 2020. The Company recorded a net loss of $43.4 million within “restructuring, integration and other expenses” in the Company’s consolidated statement of operations in the fourth quarter of fiscal 2025, which was the Company’s best estimate of the losses from this matter incorporating SAT negotiations at that time and the Company’s best estimate of its ability to recover VAT, foreign currency exchange rates at the time of payment or recovery, and any administrative processes or legal appeals. During fiscal 2026, the Company reached a negotiated settlement with SAT for the periods under audit and paid $61.4 million, resulting in a loss of $35.1 million, net of estimated VAT recovery.

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

14. Earnings per share

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands, except per share data)
Numerator:
Net income	$334,389	$240,217	$498,699

Denominator:
Weighted average common shares for basic earnings per share	82,158	86,266	90,567
Net effect of dilutive stock-based compensation awards	1,257	1,147	1,270
Net effect of dilutive convertible notes	—	—	—
Weighted average common shares for diluted earnings per share	83,415	87,413	91,837
Basic earnings per share	$4.07	$2.78	$5.51
Diluted earnings per share	$4.01	$2.75	$5.43
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	—	79

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

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Additional cash flow information

The “Other, net” component of non-cash and other reconciling items within operating activities in the consolidated statements of cash flows consisted of the following during the last three fiscal years:

	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Provision for credit losses	$472	$3,503	$12,570
Periodic pension cost (benefit)	10,181	2,093	(663)
Other, net	(13,059)	20,346	3,893
Total	$(2,406)	$25,942	$15,800

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$13,083	$16,538	$20,451
Non-cash Financing Activities:
Unsettled share repurchases	—	—	$2,054
Supplemental Cash Flow Information:
Interest	$269,850	$287,592	$351,374
Income tax payments, net (1)	$106,612	$245,995	$208,585
Federal	$55,090	—	—
U.S. State	$2,649	—	—
Foreign
Taiwan	$11,774	—	—
Hong Kong	$8,231	—	—
Israel	$8,128	—	—
Other	$20,740	—	—

(1) The Company adopted ASU 2023-09 on a prospective basis. As such, cash paid for income taxes for fiscal years 2025 and 2024 were not adjusted to reflect current year presentation.

The Company includes book overdrafts as part of accounts payable on its consolidated balance sheets and reflects changes in such balances as part of cash flows from operating activities in its consolidated statements of cash flows.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment information

Avnet has two primary reportable segments — Electronic Components (“EC”) and Farnell (“Farnell”). Both reportable segments aggregate the operating segments in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA, and (iii) Asia. Each operating segment has its own management team, who manage various functions within each operating segment. Each reportable and operating segment also has distinct financial reporting to the executive level, which informs operating decisions, strategic planning, and resource allocation for the Company as a whole. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with ASC 280 and it has aggregated geographic operating segments within EC and Farnell reportable segments based on similar characteristics including long-term financial performance, the nature of products and services provided, process for delivering those products and services, and types of customers.

Avnet’s EC reportable segment primarily supports high and medium-volume customers. It markets, sells, and distributes electronic components from many of the world’s leading electronic component manufacturers, including semiconductors, IP&E components (interconnect, passive and electromechanical components), and other integrated and embedded components. EC serves a variety of markets ranging from industrial to automotive to defense and aerospace. It offers an array of customer support options throughout the entire product lifecycle, including both turnkey and customized design, supply chain, programming, and logistics services. Within the EC reportable segment for 2026, net sales of approximately $21.38 billion consist of semiconductor products, approximately $3.96 billion consist of interconnect, passive, and electromechanical components, and approximately $378.3 million consist of computers, and approximately $138.1 million consists of other products and services. Within the EC reportable segment for 2025, net sales of approximately $17.00 billion consist of semiconductor products, approximately $3.30 billion consist of interconnect, passive, and electromechanical components, and approximately $371.8 million consist of computers, and approximately $85.6 million consists of other products and services. Within the EC reportable segment for 2024, net sales of approximately $18.77 billion consist of semiconductor products, approximately $3.03 billion consist of interconnect, passive, and electromechanical components, and approximately $304.9 million consist of computers, and approximately $54.9 million consists of other products and services.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet’s Farnell reportable segment primarily supports lower-volume customers that need electronic components quickly to develop, prototype, and test their products. It distributes a comprehensive portfolio of kits, tools, electronic components, industrial automation components, and test and measurement products to both engineers and entrepreneurs, primarily through an e-commerce channel. Farnell also distributes new product introductions for its suppliers across their various product categories. Within the Farnell reportable segment for 2026, net sales of approximately $335.4 million consists of semiconductor products, approximately $645.3 million consists of interconnect, passive, and electromechanical components, approximately $223.3 million consists of single-board computers, and approximately $576.8 million consists of other products and services, including test and measurement and maintenance, repair, and operations products. Within the Farnell reportable segment for 2025, net sales of approximately $206.9 million consists of semiconductor products, approximately $680.3 million consists of interconnect, passive, and electromechanical components, approximately $157.0 million consists of single-board computers, and approximately $401.6 million consists of other products and services, including test and measurement and maintenance, repair, and operations products. Within the Farnell reportable segment for 2024, net sales of approximately $257.6 million consists of semiconductor products, approximately $718.3 million consists of interconnect, passive, and electromechanical components, approximately $77.9 million consists of single-board computers, and approximately $543.3 million consists of other products and services, including test and measurement and maintenance, repair, and operations products.

The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The CODM evaluates the performance of operating and reportable segments based on operating income. Sales, cost of goods sold, and operating expenses are also monitored closely. This information is used to monitor operating margins, measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Millions)
Sales:
Electronic Components	$25,851.9	$20,755.0	$22,160.0
Farnell	1,780.8	1,445.8	1,597.1
Avnet Sales	$27,632.7	$22,200.8	$23,757.1

Significant Segment Expenses and Operating Income:
Electronic Components
Cost of goods sold	$23,463.8	$18,746.7	$19,847.6
Selling, general and administrative expenses	1,489.7	1,300.1	1,364.9
Operating income	$898.5	$708.2	$947.5

Farnell
Cost of goods sold	$1,287.0	$1,069.1	$1,143.1
Selling, general and administrative expenses	388.1	343.8	389.2
Operating income	$105.7	$32.8	$64.8

Total reportable segment operating income	$1,004.2	$741.0	$1,012.4

Corporate
Corporate expenses	$(143.2)	$(116.9)	$(112.3)
Restructuring, integration, and other expenses	(134.7)	(108.3)	(52.6)
Amortization of acquired intangible assets	(1.5)	(1.5)	(3.1)
Avnet operating income	$724.8	$514.3	$844.4

Assets:
Electronic Components	$13,361.0	$9,984.9	$10,162.8
Farnell	1,764.1	1,742.4	1,707.9
Corporate	300.3	391.2	338.4
	$15,425.4	$12,118.6	$12,209.1
Capital expenditures:
Electronic Components	$57.2	$90.6	$176.5
Farnell	16.3	21.4	49.9
Corporate	0.1	35.5	0.1
	$73.6	$147.5	$226.5
Depreciation & amortization expense:
Electronic Components	$57.0	$51.7	$60.6
Farnell	19.7	19.8	26.0
Corporate	0.1	0.1	0.1
	$76.8	$71.6	$86.7
Sales, by geographic area:
Americas	$6,480.8	$5,300.0	$5,919.2
EMEA	7,725.1	6,409.6	8,395.0
Asia	13,426.8	10,491.2	9,442.9
	$27,632.7	$22,200.8	$23,757.1
Property, plant and equipment, net, by geographic area:
Americas	$162.5	$154.9	$109.7
EMEA	460.5	489.7	435.3
Asia	21.6	22.6	23.2
	$644.6	$667.2	$568.2

*May not foot due to rounding.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by country are as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Millions)
Sales:
Taiwan	$6,713.4	$4,676.1	$4,032.4
China (including Hong Kong)	3,796.1	3,520.5	3,206.7
Germany	2,716.1	2,242.2	3,240.3
Singapore	1,635.6	1,360.0	1,298.4
Belgium	1,586.7	1,233.8	1,422.6
Other	5,055.3	4,151.8	5,030.8
Total foreign	$21,503.2	$17,184.4	$18,231.2
United States	$6,129.5	$5,016.4	$5,525.9
Total	$27,632.7	$22,200.8	$23,757.1

Property, plant and equipment, net, by country are as follows:

	Years Ended
	June 27,	June 28,	June 29,
	2026	2025	2024

	(Millions)
Property, plant and equipment, net:
Germany	$347.8	$366.5	$307.7
United Kingdom	97.4	104.4	105.7
Belgium	11.0	13.5	14.0
Other	33.3	35.8	33.7
Total foreign	$489.5	$520.2	$461.1
United States	$155.1	$147.0	$107.1
Total	$644.6	$667.2	$568.2

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Restructuring expenses

Fiscal 2026

During fiscal 2026, the Company incurred restructuring expenses primarily related to headcount reductions including restructuring actions taken to reduce costs in Farnell and Europe including the announced closure of a distribution center in Germany. The following table presents the activity incurred during fiscal 2026:

		Facility
	Severance	Exit Costs	Other	Total

	(Thousands)
Fiscal 2026 restructuring expenses	$83,975	$601	$3,133	$87,709
Cash payments	(14,453)	—	(3,067)	(17,520)
Other, principally foreign currency translation	74	—	(2)	72
Balance at June 27, 2026	$69,596	$601	$64	$70,261

Severance expense recorded in fiscal 2026 related to the reduction, or planned reduction, of approximately 350 employees, primarily in business operations and support functions. Of the $87.7 million in restructuring expenses recorded in fiscal 2026, $83.1 million related to EC and $4.6 million related to Farnell. The Company expects most of the remaining severance amounts to be paid by the end of December 2026.

Fiscal 2025

During fiscal 2025, the Company incurred restructuring expenses primarily for severance. Of these expenses, $19.4 million remained unpaid at the end of fiscal 2025, substantially all of which was paid during fiscal 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2026, the end of the reporting period covered by this report on Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2026. In making this assessment, management used the 2013 framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of June 27, 2026.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 27, 2026, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2026, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended June 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On August 12, 2026 (the “Closing Date”), Avnet, Inc. (“Avnet”), as borrower, entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent. On the Closing Date, Avnet borrowed an aggregate principal amount of $375,000,000 in U.S. dollar-denominated term loans. The term loans mature on July 1, 2028.

The interest rate applicable to the term loans is, at Avnet’s option, either (a) the “base rate” (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) the term secured overnight financing rate (“Term SOFR”) plus 1.00% and (iv) 1.00%) plus an “applicable rate” or (b) Term SOFR plus an “applicable rate.” The applicable rate is determined by reference to the ratings assigned by Moody’s Ratings, Standard & Poor’s Financial Services LLC and Fitch, Inc. to Avnet’s non-credit-enhanced, senior unsecured long-term debt. Under certain circumstances, including while certain events of default exist, the applicable interest rate may be increased by 2.00% per annum.

Avnet is required to comply with certain covenants while the term loans are outstanding. The failure to satisfy any of the covenants or the occurrence of other specified events that constitute an event of default could result in acceleration of Avnet’s repayment obligations under the Credit Agreement.

The description of the Credit Agreement set forth above is only a summary of its material terms and does not purport to be complete, and is qualified in its entirety by reference to the full and complete terms contained in the Credit Agreement, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated herein by reference. The Credit Agreement is not intended to be a source of factual, business or operational information about Avnet or its subsidiaries. The representations, warranties and covenants contained in the Credit Agreement were made only for purposes of that agreement and as of specific dates, were solely for the benefit of the parties to that agreement, and may be subject to limitations agreed upon by the parties, including being qualified by disclosures for the purpose of allocating contractual risk among the parties instead of establishing matters as facts. Such representations, warranties and covenants also may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Accordingly, investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties.

Some or all of the parties to the Credit Agreement, or their affiliates, have in the past provided investment or commercial banking services to Avnet and its affiliates for which they received customary fees and expenses, and they may provide similar services in the future.

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

Other information called for by Item 10 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 20, 2026.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 20, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 20, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held on November 20, 2026.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated in this Report by reference to the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders scheduled to be held on November 20, 2026.

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

4.3

Indenture dated as of September 5, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025).

4.4	Form of Officers’ Certificate establishing the terms of the 4.625% Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2016).

4.5	Form of Officer’s Certificate setting forth the terms of the 3.00% Notes due 2031 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 5, 2021).

4.6	Form of Officer’s Certificate setting forth the terms of the 5.50% Notes due 2032 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022).

4.7	Form of Officers’ Certificate setting forth the terms of the 6.25% Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2023).

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

10.9

Avnet, Inc. 2016 Stock Compensation and Incentive Plan (Amended and Restated Effective as of May 8, 2018). (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on August 17, 2018). Refer to Exhibit 10.12 above, for the form of awards under the 2016 Stock Compensation and Incentive Plan.

10.10	Avnet, Inc. 2021 Stock Compensation and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.11

Avnet, Inc. 2021 Stock Compensation and Incentive Plan:
(a) Form of Award Letter for Restricted Stock Unit Award
(b) Form of Award Letter for Performance Stock Unit Award
(c) Form of Award Letter for Nonqualified Stock Option Award
(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2022).

10.12	*	Avnet, Inc. 2025 Stock Compensation and Incentive Plan.

10.13	*

Avnet, Inc. 2025 Stock Compensation and Incentive Plan:

(a)Form of Award Letter for Restricted Stock Unit Award

(b)Form of Award Letter for Performance Stock Unit Award

(c)Form of Award Letter for Nonqualified Stock Option Award.

10.14

Avnet, Inc. Deferred Compensation Plan for Outside Directors (Amended and Restated Effective as of May 8, 2018) (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on August 17, 2018).

Bank Agreements

10.15		Securitization Program

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

(10) Amendment No. 9 to the Fourth Amended and Restated Receivables Purchase Agreement, dated July 1, 2026, among Avnet, Inc., Avnet Receivables Corporation, Wells Fargo Bank, N.A., as agent, and the financial institutions and companies party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026).

10.16		Credit Facility

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

10.17

Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated August 28, 2025, among Avnet, Inc.; Avnet Holding Europe BV; Bank of America, N.A. as administrative agent and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2025).

10.18

Credit Agreement dated July 1, 2025, among Avnet Holding Europe BV as borrower, Avnet, Inc. as guarantor, Bank of America, N.A. as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2025).

10.19

Amendment No. 1 to the Credit Agreement, dated August 28, 2025, among Avnet Holding Europe BV as borrower, Avnet, Inc. as guarantor, Bank of America, N.A. as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2025).

10.20	*	Credit Agreement dated as of August 12, 2026, among Avnet, Inc., as borrower, Bank of America, N.A., as administrative agent, and each lender party thereto.

19.1		Insider Trading Policy, updated as of June 1, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 14, 2024).

21.1	*	List of subsidiaries of the Company as of June 27, 2026.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AVNET, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 27, 2026, June 28, 2025, and June 29, 2024

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Expense		Other				End of
Account Description	Period	(Income)		Accounts		Deductions		Period

	(Thousands)
Fiscal 2026
Allowance for credit losses	$108,195	$472		$—		$(10,697)	(a)	$97,970
Valuation allowance on deferred tax assets	253,618	(951)	(b)(d)	(4,448)	(c)	—		248,219
Fiscal 2025
Allowance for credit losses	108,504	$3,503		$—		$(3,812)	(a)	108,195
Valuation allowance on deferred tax assets	216,179	22,238	(b)	15,201	(c)	—		253,618
Fiscal 2024
Allowance for credit losses	112,843	12,570		—		(16,909)	(a)	108,504
Valuation allowance on deferred tax assets	207,744	10,462	(d)	(2,027)	(c)	—		216,179
(a)	Primarily represents uncollectible receivables written off and the impact of changes in foreign currency rates during the fiscal year.
(b)	Primarily represents impact of true ups related to prior years.
(c)	Primarily related to impact of foreign currency exchange on valuation allowances.
(d)	Primarily represents impact of current year activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVNET, INC.
Date: August 14, 2026	By:	/s/ PHILIP R. GALLAGHER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2026.

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