Form 10-Q
period 2026-10-03
AVNET INC
filed 2026-11-06
CIK 8858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File #1-4224

AVNET, INC.

(Exact name of registrant as specified in its charter)

New York	11-1890605
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2150 East Warner Road, Tempe, Arizona	85284
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2026, the total number of shares outstanding of the registrant’s Common Stock was 82,234,900 shares, net of treasury shares.

AVNET, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3,	June 27,
	2026	2026

	(Thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$236,780	$155,396
Receivables	7,758,037	6,882,965
Inventories	8,175,066	6,069,419
Prepaid and other current assets	232,159	226,043
Total current assets	16,402,042	13,333,823
Property, plant and equipment, net	637,029	644,574
Goodwill	808,798	810,163
Operating lease assets	241,303	248,958
Other assets	376,168	387,875
Total assets	$18,465,340	$15,425,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$861,451	$733,952
Accounts payable	7,842,394	6,054,326
Accrued expenses and other	710,407	659,266
Short-term operating lease liabilities	55,027	55,888
Total current liabilities	9,469,279	7,503,432
Long-term debt	3,306,435	2,478,864
Long-term operating lease liabilities	200,746	207,111
Other liabilities	204,913	213,483
Total liabilities	13,181,373	10,402,890
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock $1.00 par; authorized 300,000,000 shares; issued 82,254,935 shares and 82,082,259 shares, respectively	82,255	82,082
Additional paid-in capital	1,824,333	1,802,639
Retained earnings	3,764,924	3,513,176
Accumulated other comprehensive loss	(387,545)	(375,394)
Total shareholders’ equity	5,283,967	5,022,503
Total liabilities and shareholders’ equity	$18,465,340	$15,425,393

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands, except per share amounts)
Sales	$10,717,980	$5,898,572
Cost of sales	9,644,004	5,283,807
Gross profit	1,073,976	614,765
Selling, general and administrative expenses	576,304	464,442
Restructuring, integration, and other expenses	22,936	8,291
Operating income	474,736	142,032
Other expense, net	(11,239)	(5,466)
Interest and other financing expenses, net	(91,854)	(59,762)
Income before taxes	371,643	76,804
Income tax expense	89,471	25,059
Net income	$282,172	$51,745

Earnings per share:
Basic	$3.43	$0.62
Diluted	$3.28	$0.61

Shares used to compute earnings per share:
Basic	82,273	82,996
Diluted	86,005	84,462
Cash dividends paid per common share	$0.37	$0.35

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands)
Net income	$282,172	$51,745
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(23,307)	(66,331)
Cross-currency swap	4,834	4,244
Pension adjustments	6,322	4,241
Total other comprehensive income (loss), net of tax	(12,151)	(57,846)
Total comprehensive income (loss), net of tax	$270,021	$(6,101)

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 27, 2026	82,082	$82,082	$1,802,639	$3,513,176	$(375,394)	$5,022,503
Net income	—	—	—	282,172	—	282,172
Other comprehensive loss	—	—	—	—	(12,151)	(12,151)
Cash dividends	—	—	—	(30,424)	—	(30,424)
Stock-based compensation	173	173	21,694	—	—	21,867
Balance, October 3, 2026	82,255	$82,255	$1,824,333	$3,764,924	$(387,545)	$5,283,967

					Accumulated
	Common	Common	Additional		Other	Total
	Stock-	Stock-	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

	(Thousands)
Balance, June 28, 2025	83,854	$83,854	$1,755,141	$3,430,193	$(257,693)	$5,011,495
Net income	—	—	—	51,745	—	51,745
Other comprehensive loss	—	—	—	—	(57,846)	(57,846)
Cash dividends	—	—	—	(28,464)	—	(28,464)
Repurchases of common stock	(2,646)	(2,646)	—	(137,044)	—	(139,690)
Stock-based compensation	138	138	10,723	—	—	10,861
Balance, September 27, 2025	81,346	$81,346	$1,765,864	$3,316,430	$(315,539)	$4,848,101

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands)
Cash flows from operating activities:
Net income	$282,172	$51,745

Non-cash and other reconciling items:
Depreciation and amortization	19,249	16,839
Amortization of operating lease assets	16,860	13,934
Deferred income taxes	13,700	(5,983)
Stock-based compensation	18,888	9,724
Other, net	7,016	(13,324)
Changes in (net of effects from businesses acquired and divested):
Receivables	(893,321)	(192,583)
Inventories	(2,121,749)	(216,326)
Accounts payable	1,810,176	218,297
Accrued expenses and other, net	4,601	(26,907)
Net cash flows used for operating activities	(842,408)	(144,584)

Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	633,750
Issuance of notes, net of discounts	545,551	—
Repayments under accounts receivable securitization, net	(474,600)	(299,400)
Borrowings (repayments) under senior unsecured credit facility, net	648,897	(290,861)
Borrowings (repayments) under bank credit facilities and other debt, net	(27,686)	10,352
Borrowings under term loans	375,000	266,932
Repayments of term loans	(88,946)	—
Repurchases of common stock	—	(138,308)
Dividends paid on common stock	(30,424)	(28,464)
Other, net	2,979	1,137
Net cash flows provided by financing activities	950,771	155,138

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,262)	(24,589)
Other, net	822	80
Net cash flows used for investing activities	(23,440)	(24,509)

Effect of currency exchange rate changes on cash and cash equivalents	(3,539)	(3,008)

Cash and cash equivalents:
— increase (decrease)	81,384	(16,963)
— at beginning of period	155,396	192,428
— at end of period	$236,780	$175,465

See notes to consolidated financial statements.

AVNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and new accounting pronouncements

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to state fairly Avnet, Inc. and its consolidated subsidiaries’ (collectively, the “Company” or “Avnet”) financial position, results of operations, statement of equity, comprehensive income, and cash flows. All such adjustments are of a normal recurring nature.

Preparing financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from these estimates and assumptions.

Interim results of operations do not necessarily indicate the results to be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026.

Fiscal year

The Company operates on a “52/53 week” fiscal year, and fiscal 2027 contains 53 weeks compared to fiscal 2026, which contained 52 weeks. As a result, the first quarter of fiscal 2027 ended October 3, 2026 contained 14 weeks compared to the first quarter of fiscal 2026 ended September 27, 2025, which contained 13 weeks.

Reclassification

Certain prior period amounts have been reclassified or combined to conform to the current period presentation.

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU No. 2025-05”). This update introduces a practical expedient available to all entities when estimating expected credit losses on current accounts receivable and contract assets arising from revenue recognized under ASC 606, Revenue from Contracts with Customers. With this expedient, entities may assume that the current conditions used to determine credit loss allowances for these assets will remain unchanged for the remainder of their lives. The Company adopted ASU 2025-05 during the first quarter of fiscal 2027 and elected to apply the practical expedient and related policy elections prospectively. The adoption of ASU 2025-05 did not have a material impact on the Company’s allowance for credit loss estimates or its consolidated financial statements and related disclosures primarily due to the short-term nature of its receivables.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU No. 2025-09”), which make certain targeted improvements to simplify the application of the hedge accounting guidance and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. Among other amendments, these improvements include expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge and clarifying the circumstance under which a group of individual forecasted transactions can be considered to have a similar risk exposure. The Company adopted ASU 2025-09 in the first quarter of fiscal 2027 on a prospective basis. The adoption of ASU 2025-09 did not have a material impact on the Company’s hedging relationships or its consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU No. 2025-06”). This update modernizes the guidance for accounting for software costs by aligning the accounting with how software is developed today. The effective date for the standard is for fiscal years beginning after December 15, 2027, the Company’s Fiscal 2029, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is in the process of analyzing the impact of ASU No. 2025-06 on its consolidated financial statements and related disclosures.

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

2. Working capital

Receivables

The Company’s receivables and allowance for credit losses were as follows:

	October 3,	June 27,
	2026	2026

	(Thousands)
Gross receivables	$7,858,797	$6,980,935
Allowance for credit losses	(100,760)	(97,970)
Receivables	$7,758,037	$6,882,965

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had the following activity in the allowance for credit losses during the first quarters of fiscal 2027 and fiscal 2026:

	October 3,	September 27,
	2026	2025

	(Thousands)
Balance at beginning of the period	$97,970	$108,195
Credit Loss Provisions (Releases)	4,092	(1,737)
Credit Loss Recoveries	171	62
Receivables Write Offs	(858)	(1,107)
Foreign Currency Effect and Other	(615)	(540)
Balance at end of the period	$100,760	$104,873

The Company has legally transferred and de-recognized certain of its receivables on a non-recourse basis to financial institutions for cash. At October 3, 2026 and June 27, 2026, the Company had $2.48 billion and $1.98 billion, respectively, of transferred and de-recognized receivables that were not yet settled.

Inventories

The Company’s inventories are primarily comprised of electronic components purchased from the Company’s suppliers, which are available for sale to customers in the normal course of the Company’s electronic component distribution business.

Classified within inventories are electronic components held for supply chain service engagements (components) where the Company is acting as an agent on behalf of a customer or in some cases the component supplier. Given that these supply chain services involve purchasing, warehousing and providing logistics services for components as part of the services, the Company classifies the underlying components within inventories on the consolidated balance sheets. Components held for supply chain services where the Company is acting as an agent represented approximately 11.5% and 7.0% of inventories as of October 3, 2026, and June 27, 2026, respectively.

3. Goodwill

The following table presents the change in goodwill by reportable segment for the first quarter of fiscal 2027.

	Electronic
	Components	Farnell	Total

	(Thousands)
Carrying value at June 27, 2026 (1)	$303,927	$506,236	$810,163
Foreign currency translation	(981)	(384)	(1,365)
Carrying value at October 3, 2026 (1)	$302,946	$505,852	$808,798
(1)	Includes accumulated impairments of $1,482,677 from prior fiscal years.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Debt

Short-term debt consists of the following (carrying balances in thousands):

	October 3,	June 27,	October 3,	June 27,
	2026	2026	2026	2026

	Interest Rate		Carrying Balance
Accounts receivable securitization program	—	4.49%	$—	$500,000
Convertible Notes (September 2030)(1)	1.75%	—	650,000	—
Term loans - current portion	4.44%	4.07%	89,323	89,806
Other short-term debt	3.93%	4.49%	122,128	144,146
Short-term debt			$861,451	$733,952

(1)The Company classified its $650 million of 1.75% Convertible Notes as short-term debt following the satisfaction of certain conversion conditions. As the Avnet share price exceeded approximately $91 for more than 20 trading days in a 30 day consecutive period during the quarter, the note holders have the ability to put the notes to Avnet for redemption for 90 days from the balance sheet date.

Long-term debt consists of the following (carrying balances in thousands):

	October 3,	June 27,	October 3,	June 27,
	2026	2026	2026	2026

	Interest Rate		Carrying Balance
Accounts receivable securitization program (due July 2028)	3.91%	—	$25,400	$—
Credit Facility (due January 2030)	3.92%	4.82%	1,181,000	557,000
Term loans - noncurrent portion	5.00%	4.17%	458,705	173,925
Other long-term debt	4.74%	4.74%	16,853	18,481
Public notes due:
March 2028	6.25%	6.25%	500,000	500,000
September 2030 (Convertible Notes)	—	1.75%	—	650,000
May 2031	3.00%	3.00%	300,000	300,000
September 2031	5.65%	—	550,000	—
June 2032	5.50%	5.50%	300,000	300,000
Long-term debt before discount and debt issuance costs			3,331,958	2,499,406
Discount and debt issuance costs – unamortized			(25,523)	(20,542)
Long-term debt			$3,306,435	$2,478,864

Other short-term debt consists of various committed and uncommitted lines of credit and other forms of bank debt with financial institutions utilized primarily to support the ongoing working capital requirements of the Company, including its foreign operations. The available unused capacity under the uncommitted lines of credit available to the Company and its subsidiaries was approximately $325.0 million as of October 3, 2026, and June 27, 2026.

In July 2026, the Company amended and extended its trade accounts receivable securitization program (the “Securitization Program”) in the United States with a group of financial institutions for two years, which is due in July 2028. The Securitization Program allows the Company to transfer, on an ongoing revolving basis, an undivided interest in a designated pool of trade accounts receivable, to provide security or collateral for borrowings of up to $700 million, an increase from the previous limit of $500 million. The Securitization Program does not qualify for off balance sheet accounting treatment and any borrowings under the Securitization Program are recorded as debt in the consolidated balance sheets. Under the Securitization Program, the Company legally sells and isolates certain U.S. trade accounts

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receivable into a wholly owned and consolidated bankruptcy remote special purpose entity. Such receivables, which are recorded within “Receivables” in the consolidated balance sheets, totaled $1.70 billion and $1.23 billion at October 3, 2026, and June 27, 2026, respectively. The Securitization Program contains certain covenants relating to the quality of the receivables sold.

The Company has a five-year $1.75 billion revolving credit facility (the “Credit Facility”) with a syndicate of banks, which expires in January 2030. It consists of revolving credit facilities and the issuance of up to $200.0 million of letters of credit and up to $300.0 million of loans in certain approved currencies. As of October 3, 2026, and June 27, 2026, there were $0.7 million and $0.8 million, respectively, in letters of credit issued under the Credit Facility. Under the Credit Facility, the Company may select from various interest rate options, currencies, and maturities. The Credit Facility contains certain covenants, including various limitations on debt incurrence, share repurchases, dividends, investments, and capital expenditures. The Credit Facility also includes a financial covenant requiring the Company to maintain a leverage ratio below a certain threshold, which the Company was in compliance with as of October 3, 2026, and June 27, 2026.

In October 2026, the Company amended its Credit Facility to increase the revolving line of credit by $1.00 billion to $2.75 billion and to permit the Company to request up to $1.00 billion of additional commitments.

In August 2026, the Company entered into a credit agreement (“2026 Term Loan”) for $375 million maturing in July 2028. The loan is priced at a variable interest rate based on Term SOFR or a base rate, plus an applicable margin determined by the Company’s credit ratings. The Term Loan contains certain covenants, with which the Company was in compliance as of October 3, 2026.

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

In August 2026, the Company issued $550 million in aggregate principal amount of 5.65% Notes due 2031. The related discount and issuance costs will be amortized to interest expense over the term of the notes and are not considered material to the consolidated financial statements. Interest is payable semi-annually, in arrears, in March and September, commencing March 2027.

As of October 3, 2026, the carrying value and fair value of the Company’s total debt was $4.17 billion and $4.37 billion, respectively. At June 27, 2026, the carrying value and fair value of the Company’s total debt was $3.21 billion and $3.46 billion, respectively. Fair value for public notes including convertible notes was estimated based on quoted market prices (Level 1) and, for other forms of debt, fair value approximates carrying value due to the market based variable nature of the interest rates on those debt facilities (Level 2).

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

The locations and fair values of the Company’s derivative financial instruments in the Company’s consolidated balance sheets are as follows:

	October 3,	June 27,
	2026	2026

	(Thousands)
Economic hedges
Prepaid and other current assets	$30,331	$20,446
Accrued expenses and other	$39,959	$22,763
Cross-currency swap
Other liabilities	$41,086	$45,920

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The locations of derivative financial instruments on the Company’s consolidated statements of operations are as follows:

		First Quarters Ended
		October 3,	September 27,
		2026	2025

		(Thousands)
Economic hedges	Other expense, net	$(17,671)	$(7,340)
Cross currency swap	Interest and other financing expense, net	$748	$547

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

In the ordinary course of business, the Company provides bank guarantees and standby letters of credit issued by financial institutions to support certain obligations. As of October 3, 2026, and June 27, 2026, the aggregate amount of these guarantees was approximately $148.3 million and $139.8 million, respectively. The Company does not expect any material losses to arise from these arrangements, and no material liability has been recorded related to these guarantees.

7. Income taxes

The following discussion of the effective tax rate for the periods presented in the consolidated statements of operations is in comparison to the 21% U.S. statutory federal income tax rate.

The Company’s effective tax rate on its income before taxes was 24.1% in the first quarter of fiscal 2027. During the first quarter of fiscal 2027, the Company’s effective tax rate was unfavorably impacted primarily by (i) the mix of income in higher tax jurisdictions, and (ii) U.S. state taxes.

During the first quarter of fiscal 2026, the Company’s effective tax rate on its income before taxes was 32.6%, and it was unfavorably impacted primarily by (i) the effect of changes in tax rates enacted in foreign jurisdictions, and (ii) increases to unrecognized tax benefit reserves net of settlements.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Pension plan

The Company has a noncontributory defined benefit pension plan that covers substantially all current and some former U.S. employees (the “Plan”). Components of net periodic pension cost for the Plan were as follows:

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands)
Service cost within selling, general and administrative expenses	$2,626	$2,718

Interest cost	5,766	5,742
Expected return on plan assets	(9,828)	(10,553)
Recognized net actuarial loss and other	4,367	2,841
Total net periodic pension cost (benefit) within other expense, net	305	(1,970)

Net periodic pension cost	$2,931	$748

The Company made $4.0 million contributions during the first quarter of fiscal 2027 and expects to make additional contributions to the Plan of $4.0 million in the remainder of fiscal 2027.

9. Shareholders’ equity

Share repurchase program

During the first quarter of fiscal 2027, the Company did not repurchase any shares. As of October 3, 2026, the Company had $225.8 million remaining under its share repurchase authorization.

Common stock dividend

In August 2026, the Company’s Board of Directors approved a dividend of $0.37 per common share and made dividend payments of $30.4 million in September 2026.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Earnings per share

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands, except per share data)
Numerator:
Net income	$282,172	$51,745

Denominator:
Weighted average common shares for basic earnings per share	82,273	82,996
Net effect of dilutive stock-based compensation awards	1,572	1,466
Net effect of dilutive convertible notes	2,160	—
Weighted average common shares for diluted earnings per share	86,005	84,462
Basic earnings per share	$3.43	$0.62
Diluted earnings per share	$3.28	$0.61
Stock options excluded from earnings per share calculation due to an anti-dilutive effect	—	—

The Company calculates basic earnings per share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method for outstanding stock options, restricted stock units, and performance share units and the if-converted method for convertible debt.

11. Additional cash flow information

Non-cash investing and financing activities and supplemental cash flow information were as follows:

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands)
Non-cash Investing Activities:
Capital expenditures incurred but not paid	$6,124	$12,465
Supplemental Cash Flow Information:
Interest	$112,268	$60,201
Income tax payments, net	$44,348	$47,034

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Segment information

Avnet has two primary operating reportable segments — Electronic Components (“EC”) and Farnell (“Farnell”). Both reportable segments aggregate the operating segments in each of the three major economic regions of the world: (i) the Americas, (ii) EMEA, and (iii) Asia. Each operating segment also has distinct financial reporting to the executive level, which informs operating decisions, strategic planning, and resource allocation for the Company as a whole. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with ASC 280 and it has aggregated geographic operating segments within EC and Farnell reportable segments based on similar characteristics including long-term financial performance, the nature of products and services provided, process for delivering those products and services, and types of customers.

The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The CODM evaluates the performance of operating and reportable segments based on operating income. Sales, cost of goods sold, and operating expenses are also monitored closely. This information is used to monitor operating margins, measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year-over-year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarters Ended
	October 3,	September 27,
	2026 *	2025 *

	(Thousands)
Sales
Electronic Components	$10,134,689	$5,499,690
Farnell	583,291	398,882
Avnet Sales	$10,717,980	$5,898,572

Significant Segment Expenses and Operating Income:
Electronic Components
Cost of goods sold	$9,229,797	$4,992,639
Selling, general and administrative expenses	420,434	348,037
Operating income	$484,458	$159,014

Farnell
Cost of goods sold	$414,207	$291,168
Selling, general and administrative expenses	110,485	90,617
Operating income	$58,599	$17,097

Total reportable segment operating income	$543,057	$176,111

Corporate
Corporate selling, general and administrative expenses	$(44,993)	$(25,424)
Restructuring, integration, and other expenses	(22,936)	(8,291)
Amortization of acquired intangible assets	(392)	(364)
Avnet operating income	$474,736	$142,032

Capital expenditures:
Electronic Components	$23,559	$20,730
Farnell	700	3,857
Corporate	3	2
	$24,262	$24,589
Depreciation & amortization expense:
Electronic Components	$14,045	$11,873
Farnell	4,759	4,954
Corporate	445	12
	$19,249	$16,839
Sales, by geographic area:
Americas	$2,861,757	$1,369,920
EMEA	2,737,489	1,665,879
Asia	5,118,734	2,862,773
Avnet Sales	$10,717,980	$5,898,572

*May not foot due to rounding.

AVNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets by segment as follows:

	October 3,	June 27,
	2026 *	2026

	(Thousands)
Assets:
Electronic Components	$16,287,557	$13,361,020
Farnell	1,799,878	1,764,060
Corporate	377,905	300,313
	$18,465,340	$15,425,393

13. Restructuring expenses

Fiscal 2027

During fiscal 2027, the Company incurred restructuring expenses primarily related to headcount reductions including restructuring actions taken related to a planned warehouse closure in Europe. The following table presents the activity incurred during the first quarter of fiscal 2027:

		Facility
	Severance	Exit Costs	Total

	(Thousands)
Fiscal 2027 restructuring expenses	$4,226	$439	$4,665
Cash payments	(766)	—	(766)
Other, principally foreign currency translation	(8)	—	(8)
Balance at October 3, 2026	$3,452	$439	$3,891

Severance expense recorded in the first quarter of fiscal 2027 related to the reduction or planned reduction of employees. Of the $4.7 million in restructuring expenses recorded in the first quarter of fiscal 2027, $4.4 million related to EC, and $0.3 million related to Farnell. The Company expects the majority of the remaining amounts to be paid by the end of fiscal 2027.

Fiscal 2026

During fiscal 2026, the Company incurred $87.7 million in restructuring expenses primarily related to headcount reductions including restructuring actions taken to reduce costs in Farnell and Europe including the announced closure of a distribution center in Europe. The following table presents the activity during the first quarter of fiscal 2027 related to the restructuring liabilities established during fiscal 2026:

		Facility
	Severance	Exit Costs	Other	Total

	(Thousands)
Balance at June 27, 2026	$69,596	$601	$64	$70,261
Cash payments	(120)	—	—	(120)
Changes in estimates, net	166	—	—	166
Other, principally foreign currency translation	11	—	—	11
Balance at October 3, 2026	$69,653	$601	$64	$70,318

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations, and business of the Company. Many of these statements can be found by looking for words like “continue,” “believes,” “projected,” “plans,” “expects,” “anticipates,” “should,” “will,” “may,” “estimates,” or similar expressions in this Quarterly Report or in documents incorporated by reference in this Quarterly Report. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, and the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could affect the Company’s future results of operations, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements: geopolitical events and military conflicts; pandemics and other health-related crises; competitive pressures among distributors of electronic components; an industry down-cycle in semiconductors; relationships with key suppliers and allocations of products by suppliers; accounts receivable defaults; risks relating to the Company’s international sales and operations, including risks relating to repatriating cash, foreign currency fluctuations, inflation, duties and taxes, tariffs, sanctions and trade restrictions, and compliance with international and U.S. laws; risks relating to acquisitions, divestitures and investments; adverse effects on the Company’s supply chain, operations of its distribution centers, shipping costs, third-party service providers, customers and suppliers, including as a result of issues caused by military conflicts, terrorist attacks, natural and weather-related disasters, pandemics and health related crises, warehouse modernization, and relocation efforts; risks related to cyber security attacks, other privacy and security incidents, and information systems failures, including related to current or future implementations, integrations, and upgrades; general economic and business conditions (domestic, foreign and global) affecting the Company’s operations and financial performance and, indirectly, the Company’s credit ratings, debt covenant compliance, liquidity, and access to financing; constraints on employee retention and hiring; and legislative or regulatory changes.

Any forward-looking statement speaks only as of the date on which that statement is made. Except as required by law, the Company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of Avnet and the significant factors that influenced the Company’s performance during the quarter ended October 3, 2026, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026. The Company operates on a “52/53 week” fiscal year and fiscal 2027 contains 53 weeks compared to 52 weeks in fiscal 2026. As a result, the first quarter of fiscal 2027 ended October 3, 2026, contained 14 weeks and the first quarter of fiscal 2026 ended September 27, 2025, contained 13 weeks. This extra week in the first quarter of fiscal 2027 impacts the year-over-year analysis in this MD&A.

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

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

●	Sales adjusted for certain items that impact the year-over-year analysis, which includes the adjustment for the estimated impact of the extra week of sales in the first quarter of fiscal 2027 due to it being a 14-week quarter. Sales taking into account this adjustment is referred to as “organic sales.”
●	“Adjusted operating income,” which is operating income excluding (i) restructuring, integration, and other expenses, and (ii) amortization of acquired intangible assets.

The reconciliation of operating income to adjusted operating income is presented in the following table:

	First Quarters Ended
	October 3,	September 27,
	2026	2025

	(Thousands)
Operating income	$474,736	$142,032
Restructuring, integration, and other expenses	22,936	8,291
Amortization of acquired intangible assets	392	364
Adjusted operating income	$498,064	$150,687

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

Avnet has two reportable segments — Electronic Components (“EC”) and Farnell, which are discussed further in Note 12 “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Industry outlook

During the first quarter of fiscal 2027, the Company continued to experience improving market conditions as demand for electronic components and pricing for memory related components strengthened, including demand associated with data center applications including those that support artificial intelligence, resulting in year-over-year sales growth across all regions. The Company continues to see strengthening demand across its’ end markets, while broader industry conditions continue to be influenced by product availability and memory pricing, global economic conditions, geopolitical developments and changes in global trade policies. These factors may affect customer demand, product costs, market volatility and currency exchange rates.

The Company expects sales in the second quarter of fiscal 2027 to grow from the first quarter of fiscal 2027. The Company has historically used cash from operations for working capital investments during periods of higher growth.

Results of Operations

	Quarters Ended
	Q1 2027	Q1 2026	Variance		Variance %

	($ in millions, unless otherwise stated)
Sales	$10,718	$5,899	$4,819		81.7%
Gross profit	1,074	615	459		74.7
Selling, general and administrative expenses	576	464	112		24.1
Restructuring, integration, and other expenses	23	8	15		176.6
Operating income	475	142	333		234.3
Adjusted operating income	498	151	347		230.5
Other expense, net	(11)	(5)	(6)		105.6
Interest and other financing expenses, net	(92)	(60)	(32)		53.7
Income tax expense	89	25	64		257.0
Net income	282	52	230		445.3
Diluted earnings per share	3.28	0.61	2.67		437.7

Other Metrics
Gross profit margin	10.0%	10.4%	(40)	bps	(0.4)%
Operating income margin	4.4%	2.4%	202	bps	2.0%
Adjusted operating income margin	4.7%	2.6%	210	bps	2.1%
Effective tax rate	24.1%	32.6%	(856)	bps	(8.6)%

Sales

The following table presents the reconciliation of reported sales to organic sales for the first quarter of fiscal 2027 by region and by operating group.

	Quarter Ended
	October 3, 2026
		Estimated
		Extra
		Week in
	Sales	Q1-Fiscal	Organic
	As Reported	2027(1)	Sales

	(Thousands)
Avnet	$10,717,980	$654,000	$10,063,980
Avnet by region
Americas	$2,861,757	$145,000	$2,716,757
EMEA	2,737,489	181,000	2,556,489
Asia	5,118,734	328,000	4,790,734
Avnet by operating group
EC	$10,134,689	$615,000	$9,519,689
Farnell	583,291	39,000	544,291

(1)The impact of the additional week of sales in the first quarter of fiscal 2027 is estimated.

The following table presents the reported and organic percentage change in sales for the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026, by geographic region and operating group.

	Quarter Ended
	October 3, 2026
		Sales		Organic
		As Reported		Sales
	Sales	Year-Year %	Organic	Year-Year %
	As Reported	Change in	Sales	Change in
	Year-Year %	Constant	Year-Year %	Constant
	Change	Currency	Change (1)	Currency (1)
Avnet	81.7%	82.8%	70.6%	71.7%
Avnet by region
Americas	108.9%	108.9%	98.3%	98.3%
EMEA	64.3%	66.5%	53.5%	55.7%
Asia	78.8%	79.7%	67.4%	68.3%
Avnet by operating group
Electronic Components	84.3%	85.4%	73.1%	74.2%
Farnell	46.2%	46.7%	36.5%	37.0%

(1)Percentage change in sales excluding the impact of the additional week of sales in the first quarter of fiscal 2027.

First quarter fiscal 2027 sales were $10.72 billion, an increase of $4.82 billion, or 81.7%, from $5.90 billion in the prior-year first quarter. The increase was primarily driven by higher sales volumes across both EC and Farnell, including the impact of an additional week of sales in the first quarter of fiscal 2027, and, to a lesser extent, higher pricing, primarily for certain memory-related products within EC.

EC sales in the first quarter of fiscal 2027 were $10.13 billion, an increase of $4.63 billion, or 84.3%, from $5.50 billion in the prior-year first quarter. All three EC regions contributed to this growth led by the Company’s Americas region. The increase in EC sales was mainly attributable to increased sales volumes and the mix of higher-priced components and to a lesser extent from increase in prices for certain memory-related products.

Farnell sales in the first quarter of fiscal 2027 were $583.3 million, an increase of $184.4 million, or 46.2%, from $398.9 million in the prior-year first quarter. The increase in sales in the first quarter of fiscal 2027 is primarily due to improvement in demand for on-the-board electronic components and single board computers. The increase in sales at Farnell was primarily driven by an increase in sales volumes and the mix of higher-priced components as increases in components pricing were minimal during the first quarter of fiscal 2027.

Gross Profit

The Company’s gross profit and gross profit margin are primarily affected by sales volume, product mix, customer mix and pricing, and geographic sales mix. First quarter fiscal 2027 gross profit was $1.07 billion, an increase of $459.2 million, or 74.7%, from $614.8 million in the prior-year first quarter. This increase in gross profit is primarily due to sales increases in both operating groups previously discussed, slightly offset by declines in gross profit margin in the EC operating group, which was primarily driven by the differences in product and customer mix in the Western regions.

First quarter fiscal 2027 gross profit margin was 10.0%, a decrease of 40 basis points from 10.4% in the prior-year first quarter. The decrease in gross profit margin was primarily due to the previously discussed differences in product and customer mix in the Western regions of the EC operating group.

EC first quarter fiscal 2027 gross profit margin was 8.9%, a decrease of 29 basis points from 9.2% in the prior-year first quarter. The year-over-year decrease was largely due to the factors discussed previously. Farnell first quarter fiscal 2027 gross profit margin was 29.0%, an increase of 199 basis points from 27.0% in the prior-year first quarter. The increase was primarily due to an increase in product mix of on-the-board electronic components.

Selling, General and Administrative Expenses

First quarter fiscal 2027 selling, general, and administrative expenses (“SG&A expenses”) were $576.3 million, an increase of $111.9 million or 24.1% from $464.4 million the first quarter of fiscal 2026. The increase in SG&A expenses is primarily due to increases in variable operating expenses associated with higher sales volumes, the impact of changes in foreign currency translation rates, and from the extra week in the first quarter of fiscal 2027.

Management monitors SG&A expenses as a percentage of sales and as a percentage of gross profit. In the first quarter of fiscal 2027, SG&A expenses were 5.4% of sales and 53.7% of gross profit, as compared with 7.9% and 75.5%, respectively, in the first quarter of fiscal 2026. The year-over-year decrease in SG&A expenses as a percentage of gross profit is primarily due to the increase in sales as discussed previously without a corresponding increase in SG&A expenses partially offset by the decline in gross profit margin in EC as explained in the prior discussion.

See Note 12 “Segment information” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the amount of selling, general and administrative expenses by operating group.

Restructuring, Integration, and Other Expenses

First quarter fiscal 2027 restructuring, integration, and other expenses were $23.0 million, an increase of $14.6 million or 176.6% from $8.3 million in the first quarter of fiscal 2026. Included in the first quarter of fiscal 2027 restructuring, integration, and other expenses were $4.7 million of severance and other restructuring related expenses, and $18.3 million of integration and other costs primarily related to start-up costs associated with a new distribution center in EMEA. The after-tax impact of restructuring, integration, and other expenses were $16.7 million and $0.20 per share on a diluted basis.

Comparatively, first quarter fiscal 2026 restructuring, integration, and other expenses consisted of $1.6 million of severance and other employee-related expenses, and $6.7 million of integration and other costs.

See Note 13 “Restructuring expenses” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Income

First quarter fiscal 2027 operating income was $474.7 million, an increase of $332.7 million or 234.3%, from $142.0 million in the prior-year first quarter. First quarter fiscal 2027 operating income margin was 4.4%, an increase of 202 basis points from 2.4% in the prior-year first quarter. First quarter fiscal 2027 adjusted operating income was $498.1 million, an increase of $347.4 million, or 230.5%, from $150.7 million in the prior-year first quarter. First quarter fiscal 2027 adjusted operating income margin was 4.7%, an increase of 210 basis points from 2.6% in the prior-year first quarter. The increase in operating income margin and adjusted operating income margin is primarily due to the sales growth across EC and Farnell.

EC first quarter fiscal 2027 operating income was $484.5 million, an increase of $325.4 million, or 204.7%, from $159.0 million in the prior-year first quarter. EC first quarter operating income margin was 4.8%, an increase of 189 basis points from 2.9% in the prior-year first quarter. Farnell first quarter operating income was $58.6 million, an increase of $41.5 million, or 242.7%, from $17.1 million in the prior-year first quarter. Farnell first quarter operating income margin was 10.1%, an increase of 576 basis points from 4.3% in the prior-year first quarter. Operating income and operating income margins at both EC and Farnell benefited from the increase in sales, as SG&A expenses increased at a lower rate than sales.

Interest and Other Financing Expenses, Net

First quarter fiscal 2027 interest and other financing expenses were $91.9 million, an increase of $32.1 million, or 53.7%, from $59.8 million in the prior-year first quarter. The increase in interest and other financing expenses in the first quarter of fiscal 2027 compared to the prior-year first quarter is primarily the result of higher average borrowings.

Income Tax

First quarter fiscal 2027 income tax expense was $89.5 million, an increase of $64.4 million, or 257%, from $25.1 million in the prior-year first quarter. First quarter fiscal 2027 income tax expense reflected an effective tax rate of 24.1%, a decrease of 856 basis points from 32.6% in the prior-year first quarter. The decrease in the effective tax rate for the first quarter of fiscal 2027 was primarily related to the effect of changes in tax rates enacted in foreign jurisdictions in fiscal 2026. See Note 7 “Income taxes” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income

First quarter fiscal 2027 net income was $282.2 million, an increase of $230.4 million, or 445.3%, from $51.7 million in the prior-year first quarter. First quarter fiscal 2027 net income per share on a diluted basis was $3.28, an increase of $2.67, or 437.7%, from $0.61 in the prior-year first quarter. The increases in net income and net income per share on a diluted basis were primarily attributable to the factors discussed in the preceding MD&A discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

Net cash used for operating activities was $842.4 million for the first quarter of fiscal 2027, up from $144.6 million in the same period of prior fiscal year. The increase was primarily due to higher working capital requirements to support the $4.82 billion increase in sales. The Company used $1.20 billion of cash for working capital in the first quarter of fiscal 2027, compared to $217.5 million in the prior-year period.

Financing Activities

Net debt proceeds were $978.2 million during the first quarter of fiscal 2027, compared with $320.8 million in the prior-year period, primarily reflecting increased borrowings to support the working capital requirements associated with sales growth. The fiscal 2027 net proceeds included $545.6 million from the issuance of Notes, $648.9 million under the Credit Facility, and $375.0 million for term loan, partially offset by net repayments of $474.6 million under the Securitization Program, $88.9 million for term loans, and $27.7 million of other debt.

The Company did not repurchase any shares of common stock under its share repurchase plan during the first quarter of fiscal 2027 compared to $138.3 million in the same period of the prior fiscal year. The Company paid cash dividends to shareholders of $0.37 per share, or $30.4 million, during the first quarter of fiscal 2027 as compared to $0.35 per share, or $28.5 million, during the first quarter of fiscal 2026.

Investing Activities

Net cash used in investing activities decreased by $1.1 million during the first quarter of fiscal 2027 compared to the same period in 2026, primarily due to lower capital expenditures.

Contractual Obligations

For a detailed description of the Company’s long-term debt and lease commitments for the next five years and thereafter, see Long-Term Contractual Obligations appearing in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026 and Note 4 “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. There are no material changes to this information other than normal borrowings and repayments of long-term debt and operating lease payments. The Company does not currently have any material non-cancellable commitments for capital expenditures or inventory purchases outside of the normal course of business.

Financing Transactions

See Note 4, “Debt” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on financing transactions, including the Credit Facility, the Securitization Program, and other outstanding notes and debt as of October 3, 2026. The Company was in compliance with all covenants under the Credit Facility and the Securitization Program as of October 3, 2026, and June 27, 2026.

The Company has various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations to fund the working capital, foreign exchange, overdraft, capital expenditure, and letter of credit needs of its wholly owned subsidiaries. Outstanding borrowings under such forms of debt at the end of first quarter of fiscal 2027 were $139.0 million.

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

Liquidity

The Company held cash and cash equivalents of $236.8 million as of October 3, 2026, of which $211.9 million was held outside the United States. As of June 27, 2026, the Company held cash and cash equivalents of $155.4 million, of which $146.4 million was held outside of the United States.

During periods of weakening demand in the electronic components industry, the Company typically generates cash from operating activities. Conversely, the Company will use cash for working capital requirements during periods of higher growth. The Company used $978.7 million in cash flows for operating activities over the trailing four fiscal quarters ended October 3, 2026.

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

In August 2026, the Company issued $550 million aggregate principal amount of 5.65% Notes due 2031 (see Note 4). The Company used the net proceeds to repay outstanding amounts under its Credit Facility and Securitization Program.

In October 2026, the Company amended its Credit Facility to increase the aggregate revolving commitments by $1.00 billion to a limit of $2.75 billion and to permit the Company to request up to $1.00 billion of additional commitments.

As of the end of the first quarter of fiscal 2027, the Company had a combined total borrowing capacity of $2.45 billion under the Credit Facility and the Securitization Program. There were $1.18 billion borrowings outstanding and $0.7 million in letters of credit issued under the Credit Facility, and $25.4 million outstanding under the Securitization Program, resulting in approximately $1.24 billion of total committed availability as of October 3, 2026. Availability under the Securitization Program is subject to the Company having sufficient eligible trade accounts receivable in the United States to support desired borrowings.

During the first quarter of fiscal 2027, the Company had an average daily balance outstanding of approximately $1.31 billion under the Credit Facility, and approximately $638.4 million under the Securitization Program. The Company also has average borrowings that are higher than quarter end borrowings from various lines of credit, financing arrangements, and other forms of bank debt in the U.S. and various foreign locations.

As of October 3, 2026, the Company does not expect to repurchase additional shares during the remainder of 2026. When share repurchases resume, the Company may repurchase stock from time to time at the discretion of management, subject to strategic considerations, market conditions (including share price), and other factors. The Company may terminate or limit the share repurchase program at any time without prior notice. The Company has $225.8 million of capacity remaining on the share repurchase program approved by the Board of Directors as of October 3, 2026.

The Company has historically paid quarterly cash dividends on shares of its common stock, and future dividends are subject to approval by the Board of Directors. During the first quarter of fiscal 2027, the Board of Directors approved a dividend of $0.37 per share, which resulted in $30.4 million of dividend payments during the quarter.

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

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026, for further discussion of market risks associated with foreign currency exchange rates and interest rates. Avnet’s exposure to such risks has not changed materially since June 27, 2026, as the Company continues to economically hedge the majority of its foreign currency exchange exposures. Thus, any increase or decrease in the fair value of the Company’s forward foreign currency exchange contracts is generally offset by an opposite effect on the related economically hedged position. For interest rate risk, the Company continues to maintain a combination of fixed and variable rate debt to mitigate the exposure to fluctuations in market interest rates.

See Liquidity and Capital Resources — Financing Transactions appearing in Item 2 of this Quarterly Report on Form 10-Q for further discussion of the Company’s financing transactions and capital structure. As of October 3, 2026, approximately 55% of the Company’s debt bears interest at a fixed rate and 45% of the Company’s debt bears interest at variable rates. Therefore, a hypothetical 1.0% (100 basis points) increase in interest rates would result in a $4.7 million decrease in income before income taxes in the Company’s consolidated statement of operations for the first quarter of fiscal 2027.

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

During the first quarter of fiscal 2027, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of its Annual Report on Form 10-K for the fiscal year ended June 27, 2026, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of October 3, 2026, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved the repurchase plan of up to an aggregate of $600 million of common stock. During the first quarter of fiscal 2027, the Company did not repurchase any shares under the share repurchase program.

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

Date: November 6, 2026

AVNET, INC.

By:	/s/ KENNETH A. JACOBSON
Kenneth A. Jacobson
Chief Financial Officer